Form 10-Q
period 1996-06-30
ALUMAX INC
filed 1996-08-14
CIK 912600

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               ------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                      Commission file number    1-12374
                                             -----------

                               [LOGO] ALUMAX INC.

             (Exact name of registrant as specified in its charter)


                Delaware                                   13-2762395
- -------------------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

       5655 Peachtree Parkway, Norcross, Georgia               30092
- -------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        (770) 246-6600
- -------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

Number of shares of common stock of registrant outstanding at July 31, 1996:
- -----------------------------------------------------------------------------
44,925,914
- -----------

Part I.  Financial Information
Item 1.  Financial Statements

                                  ALUMAX INC.

                        CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                             Three Months Ended           Six Months Ended
                                                                 June 30,                     June 30,
                                                          ----------------------       ----------------------
                                                             1996         1995           1996          1995
                                                          ---------     --------       --------      --------
                                                                (In Millions, Except Per Share Amounts)
NET SALES . . . . . . . . . . . . . . . . . . . . . .      $   851.4    $  721.2      $ 1,654.0     $ 1,419.8
                                                           ---------    --------      ---------     ---------

Cost and expenses:
     Cost of goods sold . . . . . . . . . . . . . . .          681.5       560.4        1,312.3       1,121.6
     Selling and general  . . . . . . . . . . . . . .           69.6        55.9          133.3         112.0
     Depreciation and amortization  . . . . . . . . .           35.9        28.4           68.9          58.2
                                                           ---------    --------      ---------     ---------
                                                               787.0       644.7        1,514.5       1,291.8
                                                           ---------    --------      ---------     ---------

EARNINGS FROM OPERATIONS  . . . . . . . . . . . . . .           64.4        76.5          139.5         128.0

Gain on sales of assets . . . . . . . . . . . . . . .           92.8                      171.2         128.8
Other income, net . . . . . . . . . . . . . . . . . .             .8         8.4           14.9           7.8
Interest expense, net . . . . . . . . . . . . . . . .          (16.9)      (16.7)         (34.1)        (36.9)
                                                           ---------    --------     ----------    ----------

EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . .          141.1        68.2          291.5         227.7

Income tax provision  . . . . . . . . . . . . . . . .          (58.0)      (29.0)        (113.0)        (78.1)
                                                           ---------    --------     ----------    ----------

NET EARNINGS  . . . . . . . . . . . . . . . . . . . .           83.1        39.2          178.5         149.6
Preferred dividends . . . . . . . . . . . . . . . . .           (2.4)       (2.4)          (4.7)         (4.7)
                                                           ---------    --------     ----------    ----------
EARNINGS APPLICABLE TO COMMON SHARES  . . . . . . . .      $    80.7    $   36.8     $    173.8    $    144.9
                                                           =========    ========     ==========    ==========

Primary earnings per common share . . . . . . . . . .      $    1.77   $     .82    $      3.81   $      3.22
                                                           =========   =========    ===========   ===========
Fully diluted earnings per common share . . . . . . .      $    1.50   $     .71    $      3.23   $      2.73
                                                           =========   =========    ===========   ===========

Weighted average primary shares outstanding . . . . .           45.7        45.1           45.6          45.0
                                                           =========    ========     ==========    ==========
Weighted average fully diluted shares outstanding . .           55.3        54.9           55.2          54.8
                                                           =========    ========     ==========    ==========





   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                                  June 30,           December 31,
                                                                                    1996                 1995
                                                                                -----------        --------------
                                                                                     (Millions of Dollars,
                                                                                   Except per Share Amounts)
                              ASSETS
Current Assets:
    Cash and equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .      $    24.2           $    205.9
    Proceeds receivable   . . . . . . . . . . . . . . . . . . . . . . . . .          140.0                  -
    Accounts receivable, less allowance for doubtful accounts
        (1996-$24.6, 1995-$17.7)  . . . . . . . . . . . . . . . . . . . . .          513.5                437.8
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          614.3                558.3
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .          103.8                 89.0
                                                                                 ---------           ----------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . .        1,395.8              1,291.0
                                                                                 ---------           ----------
Noncurrent Assets:
    Property, plant and equipment at cost, less accumulated
        depreciation and amortization (1996-$1,065.5; 1995-$1,051.3)  . . .        2,049.0              1,611.9
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          171.8                232.1
                                                                                 ---------           ----------
        Total noncurrent assets . . . . . . . . . . . . . . . . . . . . . .        2,220.8              1,844.0
                                                                                 ---------           ----------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,616.6           $  3,135.0
                                                                                 =========           ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . .      $   199.2           $    148.8
    Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .          299.3                237.3
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . .           38.4                137.0
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .          290.0                 -
                                                                                 ---------           ----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .          826.9                523.1
                                                                                 ---------          -----------
Noncurrent Liabilities:
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          692.6                708.9
    Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . .          525.3                503.7
                                                                                 ---------           ----------
        Total noncurrent liabilities  . . . . . . . . . . . . . . . . . . .        1,217.9              1,212.6
                                                                                 ---------           ----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock of $1.00 par value  . . . . . . . . . . . . . . . . . .            2.3                  2.3
    Common stock of $.01 par value  . . . . . . . . . . . . . . . . . . . .             .4                   .4
    Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .          914.1                909.5
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .          657.4                483.6
    Cumulative foreign currency translation adjustment  . . . . . . . . . .           (2.4)                 3.5
                                                                                ----------           ----------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .        1,571.8              1,399.3
                                                                                ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . .     $  3,616.6           $  3,135.0
                                                                                ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                              -------------------------------------
                                                                                  1996                     1995
                                                                              ------------              -----------
                                                                                      (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings    . . . . . . . . . . . . . . . . . . . . . . . . . .        $   178.5                  $  149.6
                                                                               ---------                  --------
    Reconciliation of net earnings to net cash provided by
      operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . .             68.9                      58.2
        Provision for doubtful accounts . . . . . . . . . . . . . . . .              3.5                       1.3
        Gain on sales of assets . . . . . . . . . . . . . . . . . . . .           (171.2)                   (132.8)
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . .             (0.3)                     17.2
        Other noncash items . . . . . . . . . . . . . . . . . . . . . .              4.6                       2.3
        Changes in working capital, net of effects of acquisition . . .             37.6                     (49.6)
        Net change in other noncurrent assets and liabilities . . . . .              3.4                        .4
                                                                               ---------                  --------

          Net cash provided by operating activities . . . . . . . . . .            125.0                      46.6
                                                                               ---------                  --------

INVESTING ACTIVITIES:
    Proceeds from sales of assets   . . . . . . . . . . . . . . . . . .            110.4                     148.2
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .           (109.1)                    (72.7)
    Acquisition, net of cash acquired   . . . . . . . . . . . . . . . .           (436.5)                       -
                                                                               ---------                  --------
          Net cash provided by (used in)  investing activities  . . . .           (435.2)                     75.5
                                                                               ---------                  --------

FINANCING ACTIVITIES:
    Repayments of long-term and short-term debt   . . . . . . . . . . .           (241.8)                    (43.0)
    Proceeds from short-term debt   . . . . . . . . . . . . . . . . . .            375.0                       -
    Dividends paid on preferred stock   . . . . . . . . . . . . . . . .             (4.7)                     (4.7)
                                                                               ---------                  --------
          Net cash provided by (used in) financing activities . . . . .            128.5                     (47.7)
                                                                              ----------                ----------

Net increase (decrease) in cash and equivalents . . . . . . . . . . . .           (181.7)                     74.4
Cash and equivalents at beginning of year . . . . . . . . . . . . . . .            205.9                      93.0
                                                                              ----------                ----------
Cash and equivalents at end of period . . . . . . . . . . . . . . . . .       $     24.2                $    167.4
                                                                              ==========                ==========

Supplemental Cash Flow Information:
    Income tax payments   . . . . . . . . . . . . . . . . . . . . . . .       $     23.0                $     31.8
    Interest paid, net of amounts capitalized   . . . . . . . . . . . .       $     37.6                $     43.3





   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE 1.  PRESENTATION

These unaudited interim condensed financial statements of Alumax Inc. ("Alumax" or the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1995. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented.


NOTE 2.  STRATEGIC TRANSACTIONS

The Company periodically implements strategic actions which it believes afford it the opportunity to redeploy resources to enhance profitability and growth. During the six months ended June 30, 1996 and 1995, the following has occurred:

Dispositions

On June 24, 1996, the Company signed a definitive agreement for the sale of certain Fabricated Products businesses in Western Europe and in the United States for $245, subject to adjustment for changes in working capital occurring since December 31, 1995. This transaction is expected to close in September 1996, subject to the fulfillment of certain conditions.

In June 1996, the Company sold its investment in mining interests for $160 in cash. Of this amount, proceeds of $20 were collected in June with the remaining balance received on July 1. The Company recorded an after-tax gain of $55.1, net of a $37.7 tax provision, in the second quarter of 1996.

In January 1996, the Company sold a 23 percent undivided interest in its Mt. Holly primary aluminum reduction facility for $89.3, which the Company applied to the early retirement of a $90.7 promissory note due in May 1996. The Company recorded an after-tax gain of $48.6, net of a $29.8 tax provision, in connection with this transaction. This transaction reduced the Company's ownership in the Mt. Holly facility to 50.33 percent.

In March 1995, the Company sold a 14 percent undivided interest in each of the Company's Intalco and Eastalco primary aluminum reduction facilities for cash proceeds of $147.6, resulting in an after-tax gain of $81.3, net of a $47.5 tax provision. This transaction reduced the Company's ownership in each facility to 61 percent.

Acquisition

On January 31, 1996, the Company purchased all of the common shares of privately held Cressona Aluminum Company ("Cressona") for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

The transaction has been accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under available credit facilities. As of July 31, 1996, $202.5 of these borrowings had been repaid.

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and primary earnings per common share for the quarters and six months ended June 30, 1996 and 1995, respectively, as if the acquisition occurred on January 1, 1996 and 1995, respectively.

                                                                      Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                    --------------------    ---------------------
                                                                       1996       1995        1996         1995
                                                                    --------    --------    --------     --------
         Net sales  . . . . . . . . . . . . . . . . . . . . .       $  851.4    $ 843.4     $ 1,686.1    $1,658.0
         Net earnings . . . . . . . . . . . . . . . . . . . .       $   83.1    $  45.5     $   179.6    $  162.5
         Primary earnings per common share  . . . . . . . . .       $   1.77    $  0.96     $    3.84    $   3.51

The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had the acquisition occurred on January 1, 1996 or 1995, nor are they intended to be a projection of future results.

NOTE 3.  INVENTORIES

Components of inventories at June 30, 1996 and December 31, 1995 are:

                                                                             1996          1995
                                                                           ---------    ----------
         Raw materials  . . . . . . . . . . . . . . . . . . . . .          $ 389.6        $  361.6
         Work in process  . . . . . . . . . . . . . . . . . . . .            112.0           105.9
         Finished products  . . . . . . . . . . . . . . . . . . .            112.7            90.8
                                                                           -------        --------
            Total . . . . . . . . . . . . . . . . . . . . . . . .          $ 614.3        $  558.3
                                                                           =======        ========


Approximately 73 percent and 72 percent of inventory at June 30, 1996 and December 31, 1995, respectively, have been determined on the LIFO cost basis. The excess of replacement cost over the LIFO basis of such inventory is approximately $93.1 and $101.2 at June 30, 1996 and December 31, 1995, respectively.

NOTE 4.  INCOME TAX PROVISION

                                                                      Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                    --------------------    ---------------------
                                                                       1996       1995        1996         1995
                                                                    --------    --------    --------     --------
         Federal  . . . . . . . . . . . . . . . . . . . . . .       $   28.7    $  23.7     $   75.4     $   64.3
         Foreign  . . . . . . . . . . . . . . . . . . . . . .           24.6        2.9         27.6          7.2
         State  . . . . . . . . . . . . . . . . . . . . . . .            4.7        2.4         10.0          6.6
                                                                    --------    -------     --------     --------
           Total  . . . . . . . . . . . . . . . . . . . . . .       $   58.0    $  29.0     $  113.0     $   78.1
                                                                    ========    =======     ========     ========


The effective tax rates for these periods differ from statutory rates because of provisions for prior years and provisions for state and foreign taxes. Also, in the three months ended March 31, 1995, the Company reversed a $13.4 federal income tax asset valuation allowance in anticipation of utilization of the asset due to the significant level of first quarter earnings.

NOTE 5.  OTHER INCOME

The six months ended June 30, 1996 and 1995 include $18.7 and $7.9, respectively, of dividend income received from investments in mining operations.

                                  ALUMAX INC.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Company and its affiliates have been named as defendants in lawsuits in various matters relating to both current and former operations. In addition, the Company and certain of its subsidiaries have been named as defendants in lawsuits or as potentially responsible parties in state and federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates.

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities involved with the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. The Company's environmental reserves totalled $27.4 and $22.8 at June 30, 1996, and December 31, 1995 ($27.2 with the inclusion of Cressona), respectively. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves. Although the Company believes it has coverage for some environmental claims under certain insurance policies, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of such costs. Insurance recoveries were not considered in establishing reserves for any of these sites absent an agreement between the carriers and the Company.

The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through June 30, 1996, would be approximately $255. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. Payment of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition. For information regarding additional commitments and contingencies, see Note 12 to the Financial Statements in the Company's 1995 Annual Report on Form 10-K.

NOTE 7.  STOCKHOLDER RIGHTS AGREEMENT

On February 22, 1996, the Executive Committee of the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), held of record at the close of business on February 22, 1996. The Rights attach automatically to each share of Common Stock outstanding as of February 22, 1996, and to each share of Common Stock issued after February 22, 1996.

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Participating Preferred Stock at an exercise price of $130, subject to certain adjustments. The Rights will not be

                                  ALUMAX INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)


exercisable or transferable apart from the Common Stock until either the tenth business day after the announcement by a person or group of the commencement of a tender or exchange offer for 15 percent or more of the Voting Stock or the first date of announcement by the Company that a person or group has acquired beneficial ownership of 15 percent or more of the Voting Stock (an "Acquiring Person"). "Voting Stock" means shares of capital stock of the Company entitled to vote generally in the election of directors. If the Company is consolidated or merged with another company or 50 percent or more of its consolidated assets or earning power are sold and, at the time, an Acquiring Person controls the Company's Board of Directors, each holder of a Right will have the right to receive, upon exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which have a market value of twice the then current exercise price of the Right. If any person becomes an Acquiring Person, each holder of a Right other than the Acquiring Person (whose Rights will be void) will have the right to receive, upon exercise at the then current exercise price of the Right, that number of shares of Common Stock having a market value of twice the exercise price of the Right. The Rights will expire on February 22, 2006 and may be redeemed for $.01 per Right at any time prior to the time an Acquiring Person becomes such. Until a Right is exercised, the record holder will have no rights as a stockholder of the Company.

After the announcement that an Acquiring Person has become such and prior to the acquisition by an Acquiring Person of 50 percent or more of the outstanding Voting Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such Acquiring Person) at an exchange ratio of one share of Common Stock, or one one-hundredth of a share of the Company's Participating Preferred Stock, per Right, subject to adjustment.

The Company's Board of Directors may amend the Rights Agreement, in any respect, until the time an Acquiring Person becomes such. Thereafter, the Company's Board of Directors may amend the Rights Agreement in any respect not materially adverse to Rights holders generally.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; millions of dollars, except per share and per tonne amounts)

INTRODUCTION

Net earnings totalled $83.1 and $178.5, or $1.77 and $3.81 per common share, for the three and six months ended June 30, 1996, respectively, compared to net earnings of $39.2 and $149.6, or $.82 and $3.22 per common share, in the comparable 1995 periods. The 1996 results include a second quarter after-tax gain of $55.1 ($1.21 per common share) on the sale of mining interests and a first quarter after-tax gain of $48.6 ($1.07 per common share) on the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction facility. The 1995 first half results include a first quarter after-tax gain of $81.3 ($1.81 per common share) on the sale of a 14 percent interest in each of the Intalco and Eastalco primary aluminum reduction facilities.

RESULTS OF OPERATIONS

Earnings from operations for the three and six months ended June 30, 1996 totalled $64.4 and $139.5, respectively, compared to operating earnings of $76.5 and $128.0 for the three and six months ended June 30, 1995, respectively.

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                     June 30,
                                                                 ----------------------         --------------------
                                                                  1996           1995            1996         1995
                                                                 -------       --------         ------       ------
                                                                                    (unaudited)
NET SALES
     Primary aluminum products  . . . . . . . . . . . . . .      $  164.4      $  148.5       $   361.6     $   301.7
     Semi-fabricated products . . . . . . . . . . . . . . .         409.7         306.7           763.3         578.1
     Fabricated products  . . . . . . . . . . . . . . . . .         277.3         266.0           529.1         540.0
                                                                 --------      --------       ---------     ---------
                                                                 $  851.4      $  721.2       $ 1,654.0     $ 1,419.8
                                                                 ========      ========       =========     =========
EARNINGS FROM OPERATIONS
     Aluminum processing  . . . . . . . . . . . . . . . . .      $   75.3      $   84.8       $   160.0     $   144.5
     Corporate  . . . . . . . . . . . . . . . . . . . . . .         (10.9)         (8.3)          (20.5)        (16.5)
                                                                 --------      --------       ---------     ---------
                                                                 $   64.4      $   76.5       $   139.5     $   128.0
                                                                 ========      ========       =========     =========
PRODUCTION AND SHIPMENTS (THOUSANDS OF TONNES)
Sources of metal
     Primary aluminum production  . . . . . . . . . . . . .         169.8         154.5           343.2         330.1
     Aluminum purchases . . . . . . . . . . . . . . . . . .         121.3          93.9           229.6         182.5
                                                                 --------      --------       ---------     ---------
                                                                    291.1         248.4           572.8         512.6
                                                                 ========      ========       =========     =========
Metal shipments
Aluminum processing (including tolling)
     Primary aluminum products  . . . . . . . . . . . . . .          95.2          90.8           207.3         190.4
     Semi-fabricated products . . . . . . . . . . . . . . .         144.5         102.4           267.1         207.4
     Fabricated products(1) . . . . . . . . . . . . . . . .          43.6          39.7            83.2          84.8
                                                                 --------      --------       ---------     ---------
                                                                    283.3         232.9           557.6         482.6
                                                                 ========      ========       =========     =========

(1) Included in Fabricated products' metal shipments for the three and six months ended June 30, 1996, are billet shipments of 8.2 and 14.8 thousand tonnes, respectively, compared to 8.4 and 18.0 thousand tonnes in the same 1995 periods.

NET SALES AND SHIPMENTS

The Company generated record quarterly sales of $851.4 on record aluminum shipments of 283,300 tonnes in the second quarter of 1996 compared with sales of $721.2 on aluminum shipments of 232,900 tonnes in the second quarter of 1995. As further described below, the 18 percent increase in net sales is a result of a 22 percent growth in total shipments partially offset by lower average realized selling prices. For the first half of 1996, the Company generated record sales of $1,654.0 on record aluminum shipments of 557,600 tonnes, compared with sales of $1,419.8 on aluminum shipments of 482,600 tonnes in the first half of 1995.

The London Metals Exchange (the "LME") cash price averaged $1,575 per tonne in the first six months of 1996 versus $1,862 per tonne in the first six months of 1995. The Company's net sales are sensitive to changes in the world pricing of primary aluminum. This price sensitivity impacts substantially all of the Company's products to varying degrees, with less impact on the more specialized and value-added products. As previously disclosed, during the first and second quarters of 1995, the Company settled forward sales contracts on 110,000 tonnes entered into in late 1993 at then prevailing market prices. The Company had not purchased call options to cover these forward sales. Purchase of call options in late 1993 to cover these forward sales would have favorably impacted the 1995 first and second quarter earnings from operations by approximately $64 and $18, respectively.

The Company's shipments increased 22 percent and 16 percent in the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increases are substantially related to the Company's primary and semi-fabricated extrusions operations. The acquisition of Cressona Aluminum Company ("Cressona") more than doubled the capacity of the Company's extrusions business, creating the largest extrusions company in the United States. Shipment levels in the fabricated products North America operations strengthened in the second quarter and year to date while volumes in the European operations decreased compared to the same 1995 periods mainly due to sluggish business conditions in major European economies.

COST AND EXPENSES

The Company's cost and expenses were $787.0 and $1,514.5 for the three and six months ended June 30, 1996, respectively, compared with cost and expenses of $644.7 and $1,291.8 for the three and six months ended June 30, 1995, respectively. The increase is largely attributable to the growth of the Company's extrusions business, principally from the acquisition of Cressona, combined with higher primary volumes and increased raw material costs.

OTHER ITEMS AFFECTING NET EARNINGS

Other Income, Net

Other income, net for the three and six months ended June 30, 1996 was $0.8 and $14.9, respectively, compared with $8.4 and $7.8 of income over the same periods in 1995. The six months ended June 30, 1996 and 1995 include $18.7 and $7.9, respectively, of dividend income received from investments in mining operations.

Interest Expense, Net

Net interest expense was $16.9 and $34.1 for the three and six months ended June 30, 1996, respectively. Gross interest expense of $19.7 and $40.4 for the three and six months ended June 30, 1996, respectively, decreased compared to $20.5 and $43.5 in the same 1995 periods as a result of lower average interest rates partially offset by higher average borrowings. Interest income for the first six months was $2.4 in 1996 as compared to $5.2 for the first six months of 1995. Capitalized interest was $3.9 for the six months ended June 30, 1996, compared with $1.4 for the six months ended June 30, 1995.

Income Taxes

The income tax provision for the three and six months ended June 30, 1996 was $58.0 and $113.0, respectively, compared to $29.0 and $78.1 for the same 1995 periods. The effective tax rates for these periods differ from statutory rates because of provisions for prior years and provisions for state and foreign taxes. Also, in the three months ended March 31, 1995, the Company reversed a $13.4 federal income tax asset valuation allowance in anticipation of utilization of the asset due to the significant level of first quarter earnings.

STRATEGIC TRANSACTIONS

The Company periodically implements strategic actions which it believes afford it the opportunity to redeploy resources to enhance profitability and growth. During the six months ended June 30, 1996 and 1995, the following has occurred:

Dispositions

On June 24, 1996, the Company signed a definitive agreement for the sale of certain Fabricated Products businesses in Western Europe and in the United States for $245, subject to adjustment for changes in working capital occurring since December 31, 1995. This transaction is expected to close in September 1996, subject to the fulfillment of certain conditions.

In June 1996, the Company sold its investment in mining interests for $160 in cash. Of this amount, proceeds of $20 were collected in June with the remaining balance received on July 1. The Company recorded an after-tax gain of $55.1, net of a $37.7 tax provision, in the second quarter of 1996.

In January 1996, the Company sold a 23 percent undivided interest in its Mt. Holly primary aluminum reduction facility for $89.3, which the Company applied to the early retirement of a $90.7 promissory note due in May 1996. The Company recorded an after-tax gain of $48.6, net of a $29.8 tax provision, in connection with this transaction. This transaction reduced the Company's ownership in the Mt. Holly facility to 50.33 percent.

In March 1995, the Company sold a 14 percent undivided interest in each of the Company's Intalco and Eastalco primary aluminum reduction facilities for cash proceeds of $147.6, resulting in an after-tax gain of $81.3, net of a $47.5 tax provision. This transaction reduced the Company's ownership in each facility to 61 percent.

Acquisition

On January 31, 1996, the Company purchased all of the common shares of privately held Cressona for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

The transaction has been accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under available credit facilities. As of July 31, 1996, $202.5 of these borrowings had been repaid.

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and primary earnings per common share for the quarters and six months ended June 30, 1996 and 1995, respectively, as if the acquisition occurred on January 1, 1996 and 1995, respectively.

                                                                      Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                    --------------------    ---------------------
                                                                       1996       1995        1996         1995
                                                                    --------    --------    --------     --------
         Net sales  . . . . . . . . . . . . . . . . . . . . .       $  851.4    $ 843.4     $ 1,686.1    $1,658.0
         Net earnings . . . . . . . . . . . . . . . . . . . .       $   83.1    $  45.5     $   179.6    $  162.5
         Primary earnings per common share  . . . . . . . . .       $   1.77    $  0.96     $    3.84    $   3.51

The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had the acquisition occurred on January 1, 1996 or 1995, nor are they intended to be a projection of future results.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operations provided $125.0 and $46.6 of cash during the first half of 1996 and 1995, respectively. Higher cash flows are directly related to lower working capital net of the effects of the Cressona acquisition, increased earnings from operations, and the $18.7 dividend received in the first quarter of 1996 from investments in mining operations.

Investing Activities

Cash used by investing activities was $435.2 for the six months ended June 30, 1996 compared to $75.5 of cash provided in the first half of 1995. As described under "Strategic Transactions", the Company expended $436.5, net of $3.1 of cash acquired, in connection with the acquisition of Cressona and received $110.4 from the sale of non-strategic assets during the first half of 1996. Additional proceeds of $140 from the sale of such assets were received on July 1, 1996. In the first quarter of 1995, the Company received $147.6 from the sale of a 14 percent interest in each of the Intalco and Eastalco primary aluminum reduction facilities. Capital expenditures were $109.1 during the first half of 1996 compared to $72.7 in the first half of 1995.

Financing Activities

Financing activities provided $128.5 and used $47.7 of cash in the first half of 1996 and 1995, respectively. The Company borrowed $375 under available credit facilities in January 1996 to finance the acquisition of Cressona. During the first six months of 1996, $85 of the Cressona acquisition borrowing was repaid. An additional $117.5 was repaid during July 1996. Total debt repayments of $241.8 in the first half of 1996 also included the early retirements of $39.3 of Cressona debt acquired and a $90.7 promissory note due in May 1996. At June 30, 1996, the Company's total debt to capital ratio was
39.4 percent (36.5 percent subsequent to the July repayments) down from 42.3 percent in the first quarter, which is attributable to continued emphasis on debt reduction combined with a year-to-date increase in stockholder's equity of $172.5. (See Note 8 to Financial Statements in the Company's 1995 Annual Report on Form 10-K).

Also, $4.7 in dividends were paid to holders of Alumax $4.00 Series A Convertible Preferred Stock in the first half of both 1996 and 1995. In April 1996, the Company withdrew its shelf registration with the Securities and Exchange Commission covering the issuance of up to 9.2 million shares of common stock (see Note 13 to Financial Statements in the Company's 1995 Annual Report on Form 10-K).

Risk Management

The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counterparty nonperformance under financial instrument agreements at June 30, 1996 is not significant.

The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures contracts which effectively convert forward fixed price sales to market prices in order to meet overall strategic objectives. Such contracts covered approximately 120,650 tonnes at June 30, 1996 and mature at various dates through 1999. Gains or losses with respect to these positions are reflected in earnings concurrently with consummation of the underlying fixed price transaction. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of the underlying fixed price transaction.

The Company also may, from time to time, establish a floor selling price for varying quantities of future production, while preserving the opportunity to participate in upward price movements. This may be accomplished by purchasing put options, or by entering into forward sales of primary aluminum and purchases of call options, which together provide the same price protection as purchasing put options, in a manner which correlates with the

Company's production and sales of primary aluminum. The strategy may be modified from time to time. At June 30, 1996, the Company's commitments with respect to the above described financial instruments covered 113,250 tonnes of future production. The Company would have received $2.6 to terminate these contracts at June 30, 1996.

Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company has a program to utilize forward foreign currency contracts, substantially all in Canadian dollars, to fund its firm commitments and operating requirements. These contracts principally mature during 1996. At June 30, 1996, the Company had outstanding $90.2 in forward foreign currency contracts. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign currency denominated transactions. If these contracts had been terminated at June 30, 1996, the Company would have received approximately $2.1.

The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At June 30, 1996, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with a notional amount of $400 through October 26, 2000 and a series of interest rate caps having notional amounts of $225 and $150 through October 26, 1996 and 1998, respectively, which decline with projected loan balances. The Company would have paid approximately $38.9 to terminate these agreements at June 30, 1996.

For further information regarding the Company's risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to the Financial Statements in the Company's 1995 Annual Report on Form 10-K.

Income Taxes

The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through June 30, 1996, would be approximately $255. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. Payment of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition.

Environmental Matters

The Company has been named as a defendant or identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws by governmental agencies and private parties at 38 pending waste disposal sites which, in most instances, were owned and operated by third parties. Management periodically evaluates such matters and records or adjusts liability reserves for remediation and other costs and potential damages when expenditures are considered probable and can be reasonably estimated.

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities involved with the site. Based upon current law and information known to the Company concerning the size of the sites known to it, their years of operation, and the number of other past users, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or results of operations of the Company. The Company's environmental reserves totaled $27.4 at June 30, 1996 and $22.8 at December 31, 1995 ($27.2 million with the inclusion of Cressona).

Management does not anticipate that commitments, operating expenses or capital expenditures for environmental compliance through and including the next fiscal year will have a material adverse effect on the Company's financial condition or results of operations. Based on historical trends toward stricter environmental standards, however, it appears likely that the Company will incur additional expenditures to remain in compliance with federal and state environmental laws.

Part II.  Other Information

Item 1.  Legal Proceedings

STRINGFELLOW

In 1983, the United States and the State of California commenced an action under CERCLA in the United States District Court for the Central District of California against the Company and 30 other potentially responsible parties in connection with the Stringfellow disposal site at Glen Avon, California. In a proceeding in the United States District Court for the Central District of California, it was determined that both the defendants and the State of California are responsible for certain costs associated with the cleanup of the Stringfellow site. The issue of the allocation of liability among the defendants and the State was tried before a Special Master who filed his Findings of Fact, Conclusions of Law and Report and Recommendation of the Special Master Regarding the State Share Fact Finding Hearing on November 30, 1993. On January 23, 1995, the United States District Court entered an order adopting the findings, conclusions and recommendations of the Special Master with certain modifications, which do not adversely impact the Company. The order allocates liability on the basis of two different legal claims, each of which has a different legal standard of apportionment. As to CERCLA claims, the order allocates liability as follows: 65 percent to the State, ten percent to Stringfellow Quarry Company and 25 percent to all other parties (including the Company). As to the claims asserted against the State under state law theories such as negligence and breach of a mandatory duty, the order allocates 100 percent of the liability to the State. Reconsideration or appellate review of the order may be sought by one or more of the parties and the State may assert protection of the Eleventh Amendment to the United States Constitution, which limits suits against states in federal courts.

On March 27, 1996, the United States Supreme Court issued its decision in SEMINOLE TRIBE OF FLORIDA V. FLORIDA, which reversed an earlier Supreme Court decision that had held that Congress had the authority to abrogate protections of the Eleventh Amendment barring certain suits against states in federal courts, including under CERCLA. On July 16, 1996, the State of California filed a motion for reconsideration of the District Court's liability rulings against the State, based upon the Seminole Tribe decision. In that motion, the State contends that the Eleventh Amendment is a jurisdictional bar which cannot be waived through conduct in litigation and that the State has not expressly waived its Eleventh Amendment immunity. Consequently, the State argues that the liability rulings against the State must be reversed or the defendants' counterclaims limited to defensive recoupment. The defendants filed an opposition to that motion on August 2, 1996, which maintains that Seminole Tribe does not alter prior law by recognizing the Eleventh Amendment as a jurisdictional bar nor does the case address the doctrine of defensive recoupment. The opposition also asserts that Seminole Tribe does not affect the question of waiver of Eleventh Amendment immunity by conduct in litigation or the District Court's prior finding that the State waived its Eleventh Amendment immunity through its conduct of the lawsuit. Following the filing of the State's reply brief, the parties will present oral argument to the Special Master, who will submit his recommendation to the District Court for ruling on the State's motion.

Based on the present circumstances, the Company does not believe that any liability imposed in connection with the Stringfellow site will have a material adverse effect on the Company's financial condition or results of operations given the nature and extent of its involvement at the site and available reserves. See "Legal Proceedings--Stringfellow" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

HAMMONS V. ALCAN, ET AL.

Alumax and four other producers of primary aluminum, together with The Aluminum Association, an industry trade association, were served with a Summons and Complaint in March 1996, alleging violations of California's State antitrust act (the Cartwright Act). The suit was originally filed in the Superior Court for Los Angeles County, but was removed by the defendants to the United States District Court for the Central District of California. Plaintiff alleges that the defendants conspired, together with the United States Government and the governments of several other sovereign nations, to fix the prices of primary aluminum by agreeing to reduce production. The allegations arise from the Memorandum of Understanding Concerning the Aluminum Market ("MOU") negotiated by the United States and other governments in 1993 and 1994, and executed by them in Brussels in 1994, and the actions of the defendants alleged to have been undertaken in accordance with the terms of the MOU.

The complaint was brought by a California bicycle manufacturer as a purported class action on behalf of all direct and indirect purchasers of primary aluminum and aluminum products produced during the period January 1, 1994 to March 5, 1996. The complaint seeks injunctive relief and recovery of damages that, when trebled, are alleged to be in excess of $26 billion. Following removal of the action to the District Court, the defendants filed a motion to dismiss. Upon considering that motion, plaintiff's opposition and the defendants' reply, the court by order dated May 28, 1996, converted the motion to dismiss to a motion for summary judgment by the defendant-aluminum producers. In the same order, the court granted The Aluminum Association's motion to dismiss for lack of personal jurisdiction. Following the filing of briefs in support and in opposition to summary judgment, the court granted summary judgment in favor of the defendant-aluminum producers and dismissed the complaint with prejudice by order dated July 1, 1996. The court denied plaintiff's subsequent motion for reconsideration by order entered on July 16, 1996.

On July 17, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the United States District Court's orders granting The Aluminum Association's motion to dismiss and the aluminum producers' motion for summary judgment and the order denying the plaintiff's motion for reconsideration. A scheduling order has not yet issued from the United States Court of Appeals for the Ninth Circuit.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 2, 1996, at which security holders: (a) re-elected three directors, each for a term of three years; (b) ratified the selection of Coopers & Lybrand L.L.P. as auditors for the fiscal year 1996; (c) approved an amendment to the Alumax Inc. Non-Employee Directors' Stock Compensation Plan to increase the number of shares of the Company's Common Stock awarded annually to each participant from 500 shares to 850 shares; and (d) approved a stockholder proposal requesting the declassification of the Board of Directors.

Results of the voting in connection with each of the above matters were as follows:

Voting on Directors
- -------------------
                                        For                    Withheld                 Total
                                        ---                    --------                 -----
Allen Born                           36,446,408                 269,542                36,715,950
Paul W. MacAvoy                      36,447,174                 268,776                36,715,950
Anne Wexler                          36,441,733                 274,217                36,715,950

Ratification of Independent Auditors

In Favor             -          36,500,993
Against              -             139,317
Abstain              -              75,640
Broker Non-Votes     -             -0-
  Total              -          36,715,950

Approval of Amendment to the Non-Employee Directors' Stock Compensation Plan

In Favor             -          34,994,028
Against              -           1,452,468
Abstain              -             269,454
Broker Non-Votes     -              -0-
   Total             -          36,715,950

Stockholder Proposal Requesting Declassification of the Board of Directors

In Favor              -         21,886,515
Against               -          8,929,877
Abstain               -          1,042,610
Broker Non-Votes      -          4,856,948
   Total              -         36,715,950

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                                           Description
- ------                                           -----------
10.01       Purchase Agreement, dated as of June 24, 1996, between Euramax International, Ltd. and Alumax Inc.

11.01       Calculation of Earnings per Common Share.

27.01       Financial Data Schedule.

(b) Information concerning the Current Report on Form 8-K filed by the Company during the quarter ended June 30, 1996 is presented below.

Date of Report                                Matter Reported
- --------------                                ---------------
May 28, 1996              The announcement by the Company that it had agreed to sell its Mexican mining interests to its partner, Industrias Penoles, S.A. de C.V., for U. S. $160 million (Item 5).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALUMAX INC.



                                       By     /s/ Helen M. Feeney
                                             ---------------------------------
                                             Helen M. Feeney
                                             Vice President and
                                             Corporate Secretary




                                       By     /s/ Michael T. Vollkommer
                                             ---------------------------------
                                             Michael T. Vollkommer
                                             Vice President and Controller


Date:  August 13, 1996

                                 EXHIBIT INDEX


Exhibit                                                                                            Page
Number                                   Description                                               Number
- ------                                   -----------                                               ------
10.01        Purchase Agreement, dated as of June 24, 1996, between
             Euramax International, Ltd. and Alumax Inc.

11.01        Calculation of Earnings per Common Share.

27.01        Financial Data Schedule.