Form 10-Q
period 1996-09-30
ALUMAX INC
filed 1996-11-12
CIK 912600

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1996
                               ------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                      Commission file number    1-12374
                                            ----------------

                               (LOGO) ALUMAX INC.

             (Exact name of registrant as specified in its charter)


                Delaware                                                                        13-2762395
-------------------------------------------------------------------------------------------------------------------------
        (State or other jurisdiction of                                                      (I.R.S. Employer
        incorporation or organization)                                                      Identification No.)

       5655 Peachtree Parkway, Norcross, Georgia                                                    30092
-------------------------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                                                 (Zip Code)

Registrant's telephone number, including area code                                             (770) 246-6600
-------------------------------------------------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

Number of shares of common stock of registrant outstanding at October 31, 1996:
44,998,680

Part I.  Financial Information
Item 1.  Financial Statements

                                  ALUMAX INC.

                        CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                             Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                           ----------------------     ------------------------
                                                              1996         1995          1996          1995
                                                           ---------    ---------     ---------     ----------
                                                                (In Millions, Except Per Share Amounts)
NET SALES . . . . . . . . . . . . . . . . . . . . . .      $   809.1    $   767.7     $  2,463.1    $  2,187.5
                                                           ---------    ---------     ----------    ----------

Cost and expenses:
     Cost of goods sold . . . . . . . . . . . . . . .          657.9        592.4        1,970.2       1,714.0
     Selling and general  . . . . . . . . . . . . . .           70.1         56.6          203.4         168.6
     Depreciation and amortization  . . . . . . . . .           36.7         27.7          105.7          85.9
                                                           ---------    ---------     ----------    ----------
                                                               764.7        676.7        2,279.3       1,968.5
                                                           ---------    ---------     ----------    ----------

EARNINGS FROM OPERATIONS  . . . . . . . . . . . . . .           44.4         91.0          183.8         219.0

Gain on sales of assets . . . . . . . . . . . . . . .           71.7          -            242.9         128.8
Other income (expense), net . . . . . . . . . . . . .           (1.9)        (2.2)          13.0           5.6
Interest expense, net . . . . . . . . . . . . . . . .          (15.8)       (15.1)         (49.9)        (52.0)
                                                           ---------    ---------     ----------    ----------

EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . .           98.4         73.7          389.8         301.4

Income tax provision  . . . . . . . . . . . . . . . .          (46.0)       (30.7)        (158.9)       (108.8)
                                                           ---------    ---------     -----------   ----------

NET EARNINGS  . . . . . . . . . . . . . . . . . . . .           52.4         43.0          230.9         192.6
Preferred dividends . . . . . . . . . . . . . . . . .           (2.3)        (2.3)          (7.0)         (7.0)
                                                           ---------    ---------     ----------    ----------
EARNINGS APPLICABLE TO COMMON SHARES  . . . . . . . .      $    50.1    $    40.7     $    223.9    $    185.6
                                                           =========    =========     ==========    ==========

Primary earnings per common share . . . . . . . . . .      $    1.10    $     .90     $     4.91    $     4.11
                                                           =========    =========     ==========    ==========
Fully diluted earnings per common share . . . . . . .      $    0.95    $     .78     $     4.18    $     3.51
                                                           =========    =========     ==========    ==========

Weighted average primary shares outstanding . . . . .           45.6         45.4           45.6          45.2
                                                           =========    =========     ==========    ==========
Weighted average fully diluted shares outstanding . .           55.2         55.0           55.2          54.8
                                                           =========    =========     ==========    ==========





   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                                 September 30,       December 31,
                                                                                     1996                1995
                                                                                 -------------       ------------
                                                                                     (Millions of Dollars,
                                                                                   Except per Share Amounts)
                              ASSETS
Current Assets:
    Cash and equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .      $    68.1           $    205.9
    Accounts receivable, less allowance for doubtful accounts
        (1996-$17.8; 1995-$17.7)  . . . . . . . . . . . . . . . . . . . . .          447.9                437.8
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          524.1                558.3
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .          124.5                 89.0
                                                                                 ---------           ----------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . .        1,164.6              1,291.0
                                                                                 ---------           ----------
Noncurrent Assets:
    Property, plant and equipment at cost, less accumulated
        depreciation and amortization (1996-$1,015.7; 1995-$1,051.3)  . . .        2,003.3              1,611.9
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          175.5                232.1
                                                                                 ---------           ----------
        Total noncurrent assets . . . . . . . . . . . . . . . . . . . . . .        2,178.8              1,844.0
                                                                                 ---------           ----------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,343.4           $  3,135.0
                                                                                 =========           ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . .      $   145.2           $    148.8
    Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .          315.6                237.3
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . .           38.5                137.0
                                                                                 ---------           ----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .          499.3                523.1
                                                                                 ---------           ----------
Noncurrent Liabilities:
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          673.7                708.9
    Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . .          540.5                503.7
                                                                                 ---------           ----------
        Total noncurrent liabilities  . . . . . . . . . . . . . . . . . . .        1,214.2              1,212.6
                                                                                 ---------           ----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock of $1.00 par value  . . . . . . . . . . . . . . . . . .            2.3                  2.3
    Common stock of $.01 par value  . . . . . . . . . . . . . . . . . . . .             .4                   .4
    Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .          915.7                909.5
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .          707.5                483.6
    Cumulative foreign currency translation adjustment  . . . . . . . . . .            4.0                  3.5
                                                                                 ---------           ----------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .        1,629.9              1,399.3
                                                                                 ---------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . .      $ 3,343.4           $  3,135.0
                                                                                 =========           ==========





   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    For the Nine Months Ended
                                                                                           September 30,
                                                                              -------------------------------------
                                                                                  1996                     1995
                                                                              ------------              -----------
                                                                                      (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings    . . . . . . . . . . . . . . . . . . . . . . . . . .        $   230.9                  $  192.6
    Reconciliation of net earnings to net cash provided by
      operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . .            105.7                      85.9
        Provision for doubtful accounts . . . . . . . . . . . . . . . .              4.9                       1.7
        Gain on sales of assets . . . . . . . . . . . . . . . . . . . .           (242.9)                   (132.7)
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . .             (1.1)                     18.3
        Other noncash items . . . . . . . . . . . . . . . . . . . . . .              6.2                       3.5
        Changes in working capital, net of effects
          of acquisition/disposition  . . . . . . . . . . . . . . . . .             37.5                     (33.6)
        Net change in other noncurrent assets and liabilities . . . . .             14.2                       1.9
                                                                               ---------                  --------
          Net cash provided by operating activities . . . . . . . . . .            155.4                     137.6
                                                                               ---------                  --------

INVESTING ACTIVITIES:
    Dispositions, net of cash sold  . . . . . . . . . . . . . . . . . .            497.0                     148.3
    Acquisition, net of cash acquired   . . . . . . . . . . . . . . . .           (436.5)                      -
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .           (171.1)                   (131.1)
                                                                               ---------                  --------
        Net cash provided by (used in)  investing activities  . . . . .           (110.6)                     17.2
                                                                               ---------                  --------

FINANCING ACTIVITIES:
    Repayments of long-term and short-term debt   . . . . . . . . . . .           (550.6)                    (62.0)
    Proceeds from short-term debt   . . . . . . . . . . . . . . . . . .            375.0                       -
    Dividends paid on preferred stock   . . . . . . . . . . . . . . . .             (7.0)                     (7.0)
                                                                               ---------                  --------
          Net cash used in financing activities . . . . . . . . . . . .           (182.6)                    (69.0)
                                                                               ---------                  --------

Net increase (decrease) in cash and equivalents . . . . . . . . . . . .           (137.8)                     85.8
Cash and equivalents at beginning of year . . . . . . . . . . . . . . .            205.9                      93.0
                                                                               ---------                  --------
Cash and equivalents at end of period . . . . . . . . . . . . . . . . .        $    68.1                  $  178.8
                                                                               =========                  ========

Supplemental Cash Flow Information:
    Income tax payments   . . . . . . . . . . . . . . . . . . . . . . .        $    57.9                  $   60.6
    Interest paid, net of amounts capitalized   . . . . . . . . . . . .        $    53.1                  $   56.9



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


NOTE 2.  STRATEGIC TRANSACTIONS

The Company periodically implements strategic actions which it believes afford it the opportunity to redeploy resources to enhance profitability and growth. During the nine months ended September 30, 1996 and 1995, the following has occurred:

Dispositions

On September 25, 1996, the Company sold certain Fabricated Products businesses in Western Europe and in the United States for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7, net of a $35.0 tax provision, in the third quarter of 1996.

In June 1996, the Company sold its investment in mining interests for $160 in cash. The Company recorded an after-tax gain of $55.1, net of a $37.7 tax provision, in the second quarter of 1996.

In January 1996, the Company sold a 23 percent undivided interest in its Mt. Holly primary aluminum reduction facility for $89.3, which the Company applied to the early retirement of a $90.7 promissory note due in May 1996. The Company recorded an after-tax gain of $48.6, net of a $29.8 tax provision, in the first quarter of 1996. This transaction reduced the Company's ownership in the Mt. Holly facility to 50.33 percent.

In March 1995, the Company sold a 14 percent undivided interest in each of the Company's Intalco and Eastalco primary aluminum reduction facilities for cash proceeds of $147.6, resulting in an after-tax gain of $81.3, net of a $47.5 tax provision, recorded in the first quarter of 1995. This transaction reduced the Company's ownership in each facility to 61 percent.

Acquisition

On January 31, 1996, the Company purchased all of the common shares of privately held Cressona Aluminum Company ("Cressona") for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

The transaction has been accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under available credit facilities. All of these borrowings have been repaid as of September 30, 1996.

                                  ALUMAX INC.

Pro Forma Information

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and primary earnings per common share for the quarters and nine months ended September 30, 1996 and 1995, respectively, as if the acquisition of Cressona and the sale of the Fabricated Products businesses each occurred on January 1, 1996 and 1995. The pro forma adjustments for the nine months ended September 30, 1996 include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through September 30, 1996.

                                                                      Three Months Ended       Nine Months Ended
                                                                        September 30,           September 30,
                                                                    --------------------    ---------------------
                                                                       1996       1995        1996         1995
                                                                    --------    --------    --------     --------
         Net sales  . . . . . . . . . . . . . . . . . . . . .       $  686.2    $ 762.8     $ 2,134.1   $ 2,181.5
         Net earnings . . . . . . . . . . . . . . . . . . . .       $   46.2    $  44.3     $   220.2   $   201.3
         Primary earnings per common share  . . . . . . . . .       $   0.96    $  0.93     $    4.67   $    4.30

The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 or 1995, nor are they intended to be a projection of future results.

NOTE 3. INVENTORIES

Components of inventories at September 30, 1996 and December 31, 1995 are:

                                                                            1996            1995
                                                                           -------        --------
         Raw materials  . . . . . . . . . . . . . . . . . . . . .          $ 323.6        $  361.6
         Work in process  . . . . . . . . . . . . . . . . . . . .             99.1           105.9
         Finished products  . . . . . . . . . . . . . . . . . . .            101.4            90.8
                                                                           -------        --------
            Total . . . . . . . . . . . . . . . . . . . . . . . .          $ 524.1        $  558.3
                                                                           =======        ========


Approximately 77 percent and 72 percent of inventory at September 30, 1996 and December 31, 1995, respectively, have been determined on the LIFO cost basis. The excess of replacement cost over the LIFO basis of such inventory is approximately $62.6 and $101.2 at September 30, 1996 and December 31, 1995, respectively.

NOTE 4.  INCOME TAX PROVISION

                                                                      Three Months Ended      Nine Months Ended
                                                                        September 30,          September 30,
                                                                    --------------------    ---------------------
                                                                       1996       1995        1996         1995
                                                                    --------    --------    --------     --------
         Federal  . . . . . . . . . . . . . . . . . . . . . .       $   36.3    $  28.1     $  111.6     $   92.4
         Foreign  . . . . . . . . . . . . . . . . . . . . . .            7.4       (1.5)        35.0          5.7
         State  . . . . . . . . . . . . . . . . . . . . . . .            2.3        4.1         12.3         10.7
                                                                    --------    -------     --------     --------
           Total  . . . . . . . . . . . . . . . . . . . . . .       $   46.0    $  30.7     $  158.9     $  108.8
                                                                    ========    =======     ========     ========

The effective tax rates for these periods differ from statutory rates because of provisions for prior years and provisions for state and foreign taxes.
In the three months ended September 30, 1996, the repatriation of foreign earnings associated with the sale of certain Fabricated Products businesses in Western Europe also contributed to an effective tax rate higher than the statutory rate. In the three months ended March 31, 1995, the

                                  ALUMAX INC.

Company also reversed a $13.4 federal income tax asset valuation allowance in anticipation of utilization of the asset due to the significant level of 1995 first quarter earnings.

NOTE 5.  OTHER INCOME

The nine months ended September 30, 1996 and 1995 include $18.7 and $7.9, respectively, of dividend income received from investments in mining operations.

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

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities involved with the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operation and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. The Company's environmental reserves totalled $27.2 and $22.8 at September 30, 1996, and December 31, 1995 ($27.2 with the inclusion of Cressona), respectively. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves. Although the Company believes it has coverage for some environmental claims under certain insurance policies, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of such costs. Insurance recoveries were not considered in establishing reserves for any of these sites absent an agreement between the carriers and the Company.

On September 30, 1996, the Company, through its subsidiary Alumax Mill Products, Inc., exercised its option to purchase its leased Texarkana rolling mill facility in November 1997 for approximately $97 in cash.

The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through September 30, 1996, would be approximately $265. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. Payment of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse

                                  ALUMAX INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)


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

Each Right entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Participating Preferred Stock at an exercise price of $130, subject to certain adjustments. The Rights will not be exercisable or transferable apart from the Common Stock until either the tenth business day after the announcement by a person or group of the commencement of a tender or exchange offer for 15 percent or more of the Voting Stock or the first date of announcement by the Company that a person or group has acquired beneficial ownership of 15 percent or more of the Voting Stock (an "Acquiring Person"). "Voting Stock" means shares of capital stock of the Company entitled to vote generally in the election of directors. If the Company is consolidated or merged with another company or 50 percent or more of its consolidated assets or earning power are sold and, at the time, an Acquiring Person controls the Company's Board of Directors, each holder of a Right will have the right to receive, upon exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which have a market value of twice the then current exercise price of the Right. If any person becomes an Acquiring Person, each holder of a Right other than the Acquiring Person (whose Rights will be void) will have the right to receive, upon exercise at the then current exercise price of the Right, that number of shares of Common Stock having a market value of twice the exercise price of the Right. The Rights will expire on February 22, 2006 and may be redeemed for $.01 per Right at any time prior to the time an Acquiring Person becomes such. Until a Right is exercised, the record holder will have no rights as a stockholder of the Company.

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

Net earnings totalled $52.4 and $230.9, or $1.10 and $4.91 per common share, for the three and nine months ended September 30, 1996, respectively, compared to net earnings of $43.0 and $192.6, or $.90 and $4.11 per common share, in the comparable 1995 periods. The 1996 results include after-tax gains of $36.7 ($0.81 per common share; $0.67 fully diluted) in the third quarter on the sale of certain Fabricated Products business, $55.1 ($1.21 per common share; $0.99 fully diluted) in the second quarter on the sale of mining interests and $48.6 ($1.07 per common share; $0.88 fully diluted) in the first quarter on the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction facility. The 1995 results include a first quarter after-tax gain of $81.3 ($1.81 per common share; $1.49 fully diluted) on the sale of a 14 percent interest in each of the Intalco and Eastalco primary aluminum reduction facilities.

RESULTS OF OPERATIONS

Earnings from operations for the three and nine months ended September 30, 1996 totalled $44.4 and $183.8, respectively, compared to operating earnings of $91.0 and $219.0 for the three and nine months ended September 30, 1995, respectively.

                                                                   Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                 ----------------------          -----------------------
                                                                  1996           1995              1996          1995
                                                                 -------       --------          ---------     ---------
                                                                                     (unaudited)
NET SALES
     Primary aluminum products  . . . . . . . . . . . . . .      $  140.2      $  208.0          $   501.8     $   509.7
     Semi-fabricated products . . . . . . . . . . . . . . .         418.0         316.5            1,237.1         944.0
     Fabricated products  . . . . . . . . . . . . . . . . .         250.9         243.2              724.2         733.8
                                                                 --------      --------          ---------     ---------
                                                                 $  809.1      $  767.7          $ 2,463.1     $ 2,187.5
                                                                 ========      ========          =========     =========
EARNINGS FROM OPERATIONS
     Aluminum processing  . . . . . . . . . . . . . . . . .      $   55.1      $   98.9          $   215.0     $   243.4
     Corporate  . . . . . . . . . . . . . . . . . . . . . .         (10.7)         (7.9)             (31.2)        (24.4)
                                                                 --------      --------          ---------     ---------
                                                                 $   44.4      $   91.0          $   183.8     $   219.0
                                                                 ========      ========          =========     =========
PRODUCTION AND SHIPMENTS (THOUSANDS OF TONNES)
Sources of metal
     Primary aluminum production  . . . . . . . . . . . . .         162.9         156.9              506.1         487.0
     Aluminum purchases . . . . . . . . . . . . . . . . . .         107.7          89.4              337.3         271.9
                                                                 --------      --------          ---------     ---------
                                                                    270.6         246.3              843.4         758.9
                                                                 ========      ========          =========     =========
Metal shipments
Aluminum processing (including tolling)
     Primary aluminum products  . . . . . . . . . . . . . .          78.7         111.3              285.9         301.7
     Semi-fabricated products(1)  . . . . . . . . . . . . .         147.6         102.2              429.0         319.7
     Fabricated products(1) (2) . . . . . . . . . . . . . .          35.6          35.7              104.6         110.4
                                                                 --------      --------          ---------     ---------
                                                                    261.9         249.2              819.5         731.8
                                                                 ========      ========          =========     =========

(1) Net sales and shipments for the Company's Magnolia operation have been reclassified from fabricated products to semi-fabricated products. Magnolia manufactures shower and tub enclosures, stadium seating, and other extruded products.

(2) Included in Fabricated products' metal shipments for the three and nine months ended September 30, 1996, are billet shipments of 4.7 and
         15.5 thousand tonnes, respectively, compared to 6.6 and 20.9 thousand tonnes in the same 1995 periods.

NET SALES AND SHIPMENTS

The Company generated quarterly sales of $809.1 on aluminum shipments of 261,900 tonnes in the third quarter of 1996 compared with sales of $767.7 on aluminum shipments of 249,200 tonnes in the third quarter of 1995. For the first nine months of 1996, the Company generated record sales of $2,463.1 on record aluminum shipments of 819,500 tonnes, compared with sales of $2,187.5 on aluminum shipments of 731,800 tonnes in the first nine months of 1995. As further described below, increases in net sales are a result of a growth in total shipments partially offset by lower realized selling prices.

The London Metals Exchange (the "LME") cash price averaged $1,440 and $1,530 per tonne during the three and nine months ended September 30, 1996, compared to $1,840 and $1,850 per tonne in the same 1995 periods. The Company's net sales are sensitive to changes in the world pricing of primary aluminum. This price sensitivity impacts substantially all of the Company's products to varying degrees, with less impact on the more specialized and value-added products. As previously disclosed, during the first half of 1995, the Company settled forward sales contracts on 110,000 tonnes entered into in late 1993 at then prevailing market prices. The Company had not purchased call options to cover these forward sales. Purchase of call options in late 1993 to cover these forward sales would have favorably impacted the 1995 first half earnings from operations by approximately $82.

The Company's shipments increased 5 percent and 12 percent in the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increases are substantially related to the Company's primary and semi-fabricated extrusions operations. The January 31, 1996 acquisition of Cressona Aluminum Company ("Cressona") more than doubled the capacity of the Company's extrusions business, creating the largest extrusions company in the United States. These increases have been partially offset by a decrease in external primary shipments, resulting from increased demand from downstream operations.

COST AND EXPENSES

The Company's cost and expenses were $764.7 and $2,279.3 for the three and nine months ended September 30, 1996, respectively, compared with cost and expenses of $676.7 and $1,968.5 for the three and nine months ended September 30, 1995, respectively. The increase is largely attributable to higher volumes combined with increased raw material costs.

OTHER ITEMS AFFECTING NET EARNINGS

Other Income (Expense), Net

Other income, net for the three and nine months ended September 30, 1996 was ($1.9) and $13.0, respectively, compared with ($2.2) and $5.6 over the same periods in 1995. The nine months ended September 30, 1996 and 1995 include $18.7 and $7.9, respectively, of dividend income received from investments in mining operations.

Interest Expense, Net

Gross interest expense of $18.2 and $58.6 for the three and nine months ended September 30, 1996, respectively, decreased from $19.3 and $62.8 in the same 1995 periods as a result of lower average interest rates for the third quarter and lower average borrowings year-to-date. Interest income was $0.6 and $3.0 for the three and nine months ended September 30, 1996 as compared to $2.6 and $7.8 in the same 1995 periods. Capitalized interest was $1.8 and $5.7 for the three and nine months ended September 30, 1996 as compared to $2.4 and $3.0 in the same 1995 periods.

Income Taxes

The income tax provision for the three and nine months ended September 30, 1996 was $46.0 and $158.9, respectively, compared to $30.7 and $108.8 for the same 1995 periods. The effective tax rates for these periods differ from statutory rates because of provisions for prior years and provisions for state and
foreign taxes.   In the three months ended September 30, 1996, the
repatriation of foreign earnings associated with the sale of certain
Fabricated Products businesses in Western Europe also contributed to an effective tax rate higher than the statutory rate. In the three months ended March 31, 1995, the Company also reversed a $13.4 federal income tax asset valuation allowance in anticipation of utilization of the asset due to the significant level of 1995 first quarter earnings.

STRATEGIC TRANSACTIONS

The Company periodically implements strategic actions which it believes afford it the opportunity to redeploy resources to enhance profitability and growth. During the nine months ended September 30, 1996 and 1995, the following has occurred:

Dispositions

On September 25, 1996, the Company sold certain Fabricated Products businesses in Western Europe and in the United States for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7 net of a $35.0 tax provision, in the third quarter of 1996.

In June 1996, the Company sold its investment in mining interests for $160 in cash. The Company recorded an after-tax gain of $55.1, net of a $37.7 tax provision, in the second quarter of 1996.

In January 1996, the Company sold a 23 percent undivided interest in its Mt. Holly primary aluminum reduction facility for $89.3, which the Company applied to the early retirement of a $90.7 promissory note due in May 1996. The Company recorded an after-tax gain of $48.6, net of a $29.8 tax provision, in the first quarter of 1996. This transaction reduced the Company's ownership in the Mt. Holly facility to 50.33 percent.

In March 1995, the Company sold a 14 percent undivided interest in each of the Company's Intalco and Eastalco primary aluminum reduction facilities for cash proceeds of $147.6, resulting in an after-tax gain of $81.3, net of a $47.5 tax provision, recorded in the first quarter of 1995. This transaction reduced the Company's ownership in each facility to 61 percent.

Acquisition

On January 31, 1996, the Company purchased all of the common shares of privately held Cressona for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

The transaction has been accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under available credit facilities. All of these borrowings have been repaid as of September 30, 1996.

Pro Forma Information

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and primary earnings per common share for the quarters and nine months ended September 30, 1996 and 1995, respectively, as if the acquisition of Cressona and the sale of the Fabricated Products businesses each occurred on January 1, 1996 and 1995. The pro forma adjustments for the nine months ended September 30, 1996 include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through September 30, 1996.

                                                                      Three Months Ended       Nine Months Ended
                                                                        September 30,             September 30,
                                                                    --------------------    ----------------------
                                                                       1996       1995        1996         1995
                                                                    --------    --------    --------     ---------
         Net sales  . . . . . . . . . . . . . . . . . . . . .       $  686.2    $ 762.8     $ 2,134.1    $ 2,181.5
         Net earnings . . . . . . . . . . . . . . . . . . . .       $   46.2    $  44.3     $   220.2    $   201.3
         Primary earnings per common share  . . . . . . . . .       $   0.96    $  0.93     $    4.67    $    4.30

The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 or 1995, nor are they intended to be a projection of future results.

The Company is currently in negotiations with Eduard Hueck GmbH & Co. KG ("Hueck") regarding the possible acquisition of privately held Hueck. Hueck is based in Ludenscheid, Germany and is a leading manufacturer of aluminum architectural products in Europe, with annual sales of approximately $230. The negotiations are ongoing and any transaction is dependent upon the execution of a mutually satisfactory definitive agreement, receipt of required governmental and regulatory approvals, and the approvals of the board of directors of Alumax and all selling parties.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operations provided $155.4 and $137.6 of cash during the first nine months of 1996 and 1995, respectively. Higher cash flows are directly related to working capital reductions (net of effects of the Cressona acquisition and the sale of Fabricated Products) partially offset by lower earnings from operations.

Investing Activities

Cash used by investing activities was $110.6 for the nine months ended September 30, 1996 compared to $17.2 of cash provided in the first nine months of 1995. As described under "Strategic Transactions", the Company received net cash of $60.5, in connection with strategic transactions during the first nine months of 1996. In addition, during the second quarter of 1996, the Company entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China for the annual production of 8,000 to 10,000 tonnes of light gauge aluminum foil. Alumax will invest $38 of cash in the joint venture to develop a continuous cast foil operation. As of September 30, 1996, the Company has invested $4.0 in cash.

In the first quarter of 1995, the Company received $147.6 from the sale of a 14 percent interest in each of the Intalco and Eastalco primary aluminum reduction facilities. Capital expenditures were $171.1 during the first nine months of 1996 compared to $131.1 in the first nine months of 1995.

On September 30, 1996, the Company, through its subsidiary Alumax Mill Products, Inc., exercised an option to purchase its leased Texarkana rolling mill facility in November 1997 for approximately $97 in cash.

Financing Activities

Cash used by financing activities was $182.6 and $69.0 in the first nine months of 1996 and 1995, respectively. The Company borrowed $375 under available credit facilities in January 1996 to finance the acquisition of Cressona.
During the first nine months of 1996, all of the Cressona acquisition borrowings were repaid. Total debt repayments of $550.6 in the first nine months of 1996 also included the early retirements of $39.3 of Cressona debt acquired and a $90.7 promissory note due in May 1996. At September 30, 1996, the Company's total debt to capital ratio was 30.4 percent, down from 42.3 percent in the first quarter, which is attributable to the aforementioned debt reduction combined with a year-to-date increase in stockholders' equity of $230.6, a 16 percent stockholders' equity increase from December 31, 1995. (See Note 8 to the Financial Statements in the Company's 1995 Annual Report on Form 10-K).

Also, $7.0 in dividends were paid to holders of Alumax $4.00 Series A Convertible Preferred Stock in the first nine months of both 1996 and 1995. In April 1996, the Company withdrew its shelf registration with the Securities and Exchange Commission covering the issuance of up to 9.2 million shares of common stock (see Note 13 to the Financial Statements in the Company's 1995 Annual Report on Form 10-K).

On November 4, 1996, the Company announced that it will redeem all outstanding shares of the $4.00 Series A Convertible Preferred Stock ("Preferred Stock"), par value $1.00 per share, on December 18, 1996. Each share of the Preferred Stock will be redeemed at a price of $52.40 per share, plus an amount equal to the quarterly dividend accrued on each share through the redemption date. As an alternative to redemption, each share of the Preferred Stock may be converted at the option of the holder into 4.11489 shares of the Company's common stock until the close of business on December 4, 1996.

Based on the current market price of Alumax common stock, the Company expects all holders to convert the Preferred Stock into Alumax common stock prior to the close of business on December 4, 1996. As of September 30, 1996, approximately 2.3 million shares of the Preferred Stock were outstanding, which were convertible into 9.6 million common shares.

Risk Management

The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counterparty nonperformance under financial instrument agreements at September 30, 1996 is not significant.

The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures contracts which effectively convert forward fixed price arrangements to market prices in order to meet overall strategic objectives. Such contracts covered approximately 105,600 tonnes at September 30, 1996 and mature at various dates through 1999. Gains or losses with respect to these positions are reflected in earnings concurrently with consummation of the underlying fixed price transaction. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of the underlying fixed price transactions.

The Company also may, from time to time, establish a floor selling price for varying quantities of future production, while preserving the opportunity to participate in upward price movements. This may be accomplished by purchasing put options, or by entering into forward sales of primary aluminum and purchases of call options, which together provide the same price protection as purchasing put options, in a manner which correlates with the Company's production and sales of primary aluminum. The strategy may be modified from time to time. At September 30, 1996, the Company's commitments with respect to these financial instruments covered 334,875 tonnes of future production. The Company would have received $9.7 to terminate these contracts at September 30, 1996.

Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company may utilize forward foreign currency contracts. At September 30, 1996, the Company had outstanding $127.0 in forward foreign currency contracts which mature during the remainder of 1996 and 1997. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign currency denominated transactions. If these contracts had been terminated at September 30, 1996, the Company would have received approximately $0.9.

The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At September 30, 1996, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with a notional amount of $400 through October 26, 2000 and a series of interest rate caps having notional amounts of $75 and $150 through October 28, 1996 and October 29, 1998, respectively, which decline with projected loan balances. The Company would have paid approximately $39.3 to terminate these agreements at September 30, 1996.

For further information regarding the Company's risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to the Financial Statements in the Company's 1995 Annual Report on Form 10-K.

Income Taxes

The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through September 30, 1996, would be approximately $265. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. Payment of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition.

Environmental Matters

The Company has been named as a defendant or identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws by governmental agencies and private parties at 39 pending waste disposal sites which, in most instances, were owned and operated by third parties. Management periodically evaluates such matters and records or adjusts liability reserves for remediation and other costs and potential damages when expenditures are considered probable and can be reasonably estimated.

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities involved with the site. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operation, and the number of other potentially responsible parties, management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or results of operations of the Company. The Company's environmental reserves totaled $27.2 at September 30, 1996 and $22.8 at December 31, 1995 ($27.2 with the inclusion of Cressona).

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

Part II.  Other Information

Item 1.  Legal Proceedings

STRINGFELLOW

In 1983, the United States and the State of California commenced an action under CERCLA in the United States District Court for the Central District of California against the Company and 30 other potentially responsible parties in connection with the Stringfellow disposal site located at Glen Avon, California. In a proceeding in the United States District Court for the Central District of California, it was determined that both the defendants and the State of California are responsible for certain costs associated with the cleanup of the Stringfellow site. The issue of the allocation of liability among the defendants and the State was tried before a Special Master who filed his Findings of Fact, Conclusions of Law and Report and Recommendation of the Special Master Regarding the State Share Fact Finding Hearing on November 30, 1993. On January 23, 1995, the United States District Court entered an order adopting the findings, conclusions and recommendations of the Special Master with certain modifications, which do not adversely impact the Company. The order allocates liability on the basis of two different legal claims, each of which has a different legal standard of apportionment. As to CERCLA claims, the order allocates liability as follows: 65 percent to the State, ten percent to Stringfellow Quarry Company and 25 percent to all other parties (including the Company). As to the claims asserted against the State under state law theories such as negligence and breach of a mandatory duty, the order allocates 100 percent of the liability to the State. Reconsideration or appellate review of the order may be sought by one or more of the parties and the State may assert protection of the Eleventh Amendment to the United States Constitution, which limits suits against states in federal courts.

On March 27, 1996, the United States Supreme Court issued its decision in Seminole Tribe of Florida v. Florida, which reversed an earlier Supreme Court decision that had held that Congress had the authority to abrogate protections of the Eleventh Amendment barring certain suits against states in federal courts, including under CERCLA. On July 16, 1996, the State of California filed a motion for reconsideration of the District Court's liability rulings against the State, based upon the Seminole Tribe decision. In that motion, the State contends that the Eleventh Amendment is a jurisdictional bar which cannot be waived through conduct in litigation and that the State has not expressly waived its Eleventh Amendment immunity. Consequently, the State argues that the liability rulings against the State must be reversed or the defendants' counterclaims limited to defensive recoupment. The defendants filed an opposition to that motion on August 2, 1996, which maintains that Seminole Tribe does not alter prior law by recognizing the Eleventh Amendment as a jurisdictional bar nor does the case address the doctrine of defensive recoupment. The opposition also asserts that Seminole Tribe does not affect the question of waiver of Eleventh Amendment immunity by conduct in litigation or the District Court's prior finding that the State waived its Eleventh Amendment immunity through its conduct of the lawsuit. The parties are scheduled to present oral argument to the Special Master on the State's motion on November 13, 1996. Oral argument to the Special Master also has been scheduled for the same date on the defendants' motion that CERCLA liability cannot be imposed on them retroactively, and on the United States' and the defendants' joint motion for entry of a judgment which will permit the parties to appeal rulings in the case to the United States Court of Appeals for the Ninth Circuit. After hearing argument on such motions, the Special Master will submit his recommendations to the District Court for rulings.

Based on the present circumstances, the Company does not believe that any liability imposed in connection with the Stringfellow site will have a material adverse effect on the Company's financial condition or results of operations given the nature and extent of its involvement at the site and available reserves. See "Legal Proceedings-- Stringfellow" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

On July 17, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the United States District Court's orders granting The Aluminum Association's motion to dismiss and the aluminum producers' motion for summary judgment and the order denying the plaintiff's motion for reconsideration. Plaintiff's appeal to the United States Court of Appeals is currently in the process of being briefed.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                                           Description
------                                           -----------
 3.01       Alumax Inc. Restated By-Laws (as amended on September 5, 1996).

10.01       Agreement, dated as of June 28, 1996, by and between Minas Penoles, S.A. de C.V. and
            The Fresnillo Company.

11.01       Calculation of Earnings per Common Share.

27.01       Financial Data Schedule. (for SEC use only)

(b) Information concerning the Current Report on Form 8-K filed by the Company during the quarter ended September 30, 1996 is presented below.


Date of Report                              Matters Reported
--------------                              ----------------
September 25, 1996                          The Company reported the sale on September 25, 1996 of certain of its fabricated products businesses in Western Europe and the United States to
                                            Euramax International, Ltd. (Items 2 and 7).  In addition, the Company and
                                            Eduard Hueck GmbH & Co. KG ("Hueck") announced on October 10, 1996 that they have entered into negotiations regarding the possible acquisition of Hueck by the Company (Item 5).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Alumax Inc.



                           By     /s/ Helen M. Feeney
                                 ---------------------------------------
                                 Helen M. Feeney
                                 Vice President and
                                 Corporate Secretary




                           By     /s/ Michael T. Vollkommer
                                 ---------------------------------------
                                 Michael T. Vollkommer
                                 Vice President and Controller


Date: November 12, 1996

                                 EXHIBIT INDEX



Exhibit
Number                                   Description
------                                   -----------
 3.01        Alumax Inc. Restated By-Laws (as amended on September 5, 1996).

10.01        Agreement, dated as of June 28, 1996, by and between Minas Penoles, S.A. de C.V.
             and The Fresnillo Company.

11.01        Calculation of Earnings per Common Share.

27.01        Financial Data Schedule. (for SEC use only)
