Form 10-K405/A
period 1995-12-31
ALUMAX INC
filed 1996-11-29
CIK 912600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                            ------------------------

                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
              DECEMBER 31, 1995                                     1-12374

                                  ALUMAX INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  DELAWARE                                        13-2762395
          (STATE OF INCORPORATION)                             (I.R.S. EMPLOYER
                                                            IDENTIFICATION NUMBER)

                             5655 PEACHTREE PARKWAY
                            NORCROSS, GEORGIA 30092
                         (PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: (770) 246-6600
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS:                             ON WHICH REGISTERED:
---------------------------------------------    ---------------------------------------------
   Common Stock, $0.01 par value per share                  New York Stock Exchange
  (including Stock Purchase Rights relating
  thereto)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes  X    No
                                                 ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of October 31, 1996, 44,998,680 shares of the common stock of the registrant were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $1,443,449,752 as determined by the October 31, 1996 closing price of $32.125 for one share of common stock on the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Stockholders of the registrant held on May 2, 1996. Certain information therein is incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 1996.

                                          Alumax Inc.

                                          By      /s/  HELEN M. FEENEY
                                            -----------------------------------
                                                      HELEN M. FEENEY
                                                Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 27, 1996.

                  SIGNATURE                                         TITLE
---------------------------------------------   ----------------------------------------------
                     *                          Chairman, Chief Executive Officer and Director
---------------------------------------------           (Principal Executive Officer)
                 ALLEN BORN

                     *                                             Director
---------------------------------------------
                HAROLD BROWN

                     *                                             Director
---------------------------------------------
                L. DON BROWN

                     *                                             Director
---------------------------------------------
            PIERRE DES MARAIS II
                                                                   Director

---------------------------------------------
          JAMES C. HUNTINGTON, JR.

                     *                                             Director
---------------------------------------------
              W. LOEBER LANDAU

                     *                                             Director
---------------------------------------------
               PAUL W. MACAVOY

                     *                                             Director
---------------------------------------------
                 ANNE WEXLER

                     *                                 Senior Vice President and Chief
---------------------------------------------                 Financial Officer
              LAWRENCE B. FROST                         (Principal Financial Officer)


                     *                                  Vice President and Controller
---------------------------------------------           (Principal Accounting Officer)
            MICHAEL T. VOLLKOMMER

*By        /s/  HELEN M. FEENEY
    -----------------------------------------
                HELEN M. FEENEY
        As Attorney-in-Fact for each
          of the persons indicated

                                 EXHIBIT INDEX

     Unless otherwise indicated, exhibits are incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (Commission File No. 33-69442).

    EXHIBIT
    NUMBER                             DESCRIPTION
    ------   ----------------------------------------------------------------
     2.02    Agreement and Plan of Distribution, dated as of May 24, 1993, by and between AMAX Inc. and Alumax Inc.
     2.03    Tax Disaffiliation Agreement, dated as of May 24, 1993, by and between AMAX Inc. and Alumax Inc.
     2.04    Amendment No. 1 to the Agreement and Plan of Distribution, dated as of November 15, 1993, by and between AMAX Inc. and Alumax
               Inc.*
     3.01    Restated Certificate of Incorporation of the Company*
     3.02    Restated By-laws of Alumax Inc., as amended on February 1,
               1996**
     4.01    Form of Common Stock Certificate
     4.02    Form of $4.00 Series A Convertible Preferred Stock Certificate
     4.03    Credit Agreement, dated as of September 14, 1990, as amended as of November 13, 1990 and as further amended as of February 19,
               1991, by and among Aluminerie Lauralco, Inc., as Borrower,
               Canalco, Inc., as Continuing Guarantor, and Bank of Montreal
               and National Westminster Bank PLC, as Arrangers, Bank of
               Montreal, as Agent, and the Banks named therein
     4.04    Credit Agreement, dated as of May 19, 1995, among Alumax Inc.,
               Royal Bank of Canada, as Agent, Arranger and Letter of Credit
               Issuer, Canadian Imperial Bank of Commerce, as Administrative
               Agent, and the Banks signatory thereto, filed as Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended June 30, 1995 and incorporated herein by reference
    Note:    No other long-term debt instrument issued by the Company exceeds
               10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements
    10.01    Retirement Plan for Salaried Employees of Alumax Inc. and its
               Subsidiaries*+
    10.02    Form of Alumax Inc. Excess Benefit Plan+
    10.03    Form of Alumax Inc. Thrift Plan for Salaried Employees+
    10.04    1993 Long-Term Incentive Plan (as Amended and Restated)**+
    10.05    Deferred Compensation Plan**+
    10.06    1993 Annual Incentive Plan (as Amended and Restated)**+
    10.07    Executive Separation Policy*+
    10.08    Form of Non-Employee Directors Stock Compensation Plan+
    10.09    Form of Non-Employee Directors Deferred Compensation Plan+
    10.10    Non-Employee Directors Retirement Plan*+
    10.11    Lease Agreement, dated as of November 25, 1986, by and between
               Connecticut National Bank as Owner Trustee for the benefit of
               U.S. West Capital Corporation under an Owner Trust Agreement, dated as of November 25, 1986, and Alumax Mill Products, Inc.
    10.12    Restated Sales Agreement, dated as of January 1, 1986, as
               amended and supplemented as of April 8, 1992 and April 9,
               1992, by and between Alcoa of Australia Limited and Alumax
               Inc.

    EXHIBIT
    NUMBER                             DESCRIPTION
    ------   ----------------------------------------------------------------
    10.13    Bonneville Power Administration Agreement, dated August 28,
               1986, by and between United States of America Department of
               Energy, Intalco Aluminum Corporation et al.
    10.14    Electric Service Agreement, dated as of July 1, 1993, by and between Eastalco Aluminum Company and The Potomac Edison
               Company*
    10.15    Agreement for the Sale of Electric Power and Energy, dated
               September 23, 1977, as amended, by and between the South
               Carolina Public Service Authority and Alumax of South Carolina
    10.16    Electricity Contract, dated February 1, 1990, as amended on
               October 15, 1992, by and between Aluminerie Lauralco, Inc. and
               Hydro-Quebec
    10.17    Employment Agreement, dated as of November 15, 1993, between
               Alumax Inc. and Allen Born*+
    10.18    Agreement, dated as of November 15, 1993, as amended as of
               February 3, 1994, among AMAX Inc., Alumax Inc. and Helen M.
               Feeney*+
    10.19    Agreement, dated as of November 15, 1993, as amended as of
               February 3, 1994, among AMAX Inc., Alumax Inc. and Lawrence B.
               Frost*+
    10.20    Agreement, dated as of March 10, 1994, between Alumax Inc. and
               Allen Born, amending the Employment Agreement, dated as of
               November 15, 1993***+
    10.21    Agreement, dated as of March 10, 1994, between Alumax Inc. and
               Helen M. Feeney, amending the Agreement, dated as of November
               15, 1993, as amended as of February 3, 1994***+
    10.22    Agreement, dated as of March 10, 1994, between Alumax Inc. and
               Lawrence B. Frost, amending the Agreement, dated as of
               November 15, 1993, as amended as of February 3, 1994***+
    10.23    Grantor Trust Agreement, dated as of October 10, 1994, between
               Alumax Inc. and E. William Smethurst, Jr., filed as Exhibit
               10.24 to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1994 and incorporated herein by reference+
    10.24    Stock Purchase Agreement, dated as of October 6, 1995, By and
               Among the Shareholders of Cressona Aluminum Company, as
               Sellers, and Alumax Inc., as Purchaser**
    10.25    Bridge Loan Agreement, dated as of January 17, 1996, among
               Alumax Inc., The Chase Manhattan Bank, N.A., as Syndication
               Agent, Royal Bank of Canada, as Documentation and
               Administrative Agent, and the Banks signatory thereto**
    10.26    Acquisition Agreement, dated March 31, 1995, among Eastalco
               Aluminum Company, Eastalco Venture, Alumax of Maryland, Inc.
               and Alumet Corporation, Atmos (U.S.A.) Incorporated and
               Mitalco Inc., filed as Exhibit 10.01 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1995 and incorporated herein by reference.
    10.27    Acquisition Agreement, dated as of January 26, 1996, between
               Alumax of South Carolina, Inc. and Glencore Primary Aluminum
               Company, LLC**

    EXHIBIT
    NUMBER                             DESCRIPTION
    ------   ----------------------------------------------------------------
    10.28    Power Sales Agreement, dated September 28, 1995, as amended, between Intalco Aluminum Corporation and Bonneville Power
               Administration (certain portions of this agreement have been deleted and filed separately with the Secretary of the
               Securities and Exchange Commission pursuant to a request for confidential treatment)**
    10.29    Power Sales Agreement, dated as of October 1, 1995, between
               British Columbia Power Exchange Corporation and Intalco
               Aluminum Corporation (certain portions of this agreement have been deleted and filed separately with the Secretary of the
               Securities and Exchange Commission pursuant to a request for confidential treatment)****
    11.01    Calculation of Earnings (Loss) per Common Share**
    21.01    Subsidiaries of the Company**
    23.01    Consent of Coopers & Lybrand L.L.P.**
    24.01    Power of Attorney**

---------------
   * Previously filed as an exhibit to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.
  ** Previously filed as an exhibit to the Company's 1995 Annual Report on Form
     10-K and incorporated herein by reference.
 *** Previously filed as an exhibit to Amendment No. 1 to the Company's 1993
     Annual Report on Form 10-K/A and incorporated herein by reference.
**** Filed herewith.
   + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.