Form 10-K
period 1996-12-31
ALUMAX INC
filed 1997-02-10
CIK 912600

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED                               COMMISSION FILE NUMBER
                  DECEMBER 31, 1996                                           1-12374

                                  ALUMAX INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                      DELAWARE                                              13-2762395
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                       NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS:                                   ON WHICH REGISTERED:
                --------------------                                   ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 31, 1997, 54,781,206 shares of the common stock of the registrant were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $1,894,232,095 as determined by the January 31, 1997 closing price of $35.00 for one share of common stock on the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 29, 1997. Certain information therein is incorporated by reference into Part III hereof.
================================================================================

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Alumax Inc. ("Alumax" or the "Company") is the third largest aluminum company in the United States and the fourth largest in North America, based on sales, and operates over 70 plants and other manufacturing and distribution facilities in 22 states, Canada, Western Europe, Mexico, Australia, the People's Republic of China and Poland. The Company is an integrated producer of aluminum products, operating in a single segment: aluminum processing. Using alumina purchased from one principal supplier, the Company produces primary aluminum employing an electrolytic process at five reduction plants in the United States and Canada. Primary products are sold externally or further processed by Alumax into a broad range of semi-fabricated and fabricated products. The Company's products are sold to a wide variety of markets, including transportation, distributors, building and construction, consumer durables, and packaging.

     Since becoming an independent public corporation in November 1993, Alumax has taken several significant steps to increase stockholder value, position the Company for future growth and strengthen its balance sheet. Alumax has devised and implemented a four-point business strategy designed to (i) enhance the Company's position as a low-cost producer of primary aluminum; (ii) grow in transportation, aluminum's largest and fastest growing market; (iii) emphasize the manufacture of more specialized, value-added products; and (iv) expand in emerging global markets where the Company believes it will be able to capitalize on its product strengths.

     The four-point strategy has been complemented by the Company's continuing efforts to increase its operational strengths and efficiencies, principally by improving its business and product mix, enhancing its market share and unit volume growth, reducing controllable costs and improving productivity. The Company has also reconfigured its asset base by (i) disposing of various businesses and assets which did not generate, and offered limited prospects of yielding, acceptable returns or which were not integral to the Company's long-range business activities and (ii) reinvesting the proceeds derived from such dispositions into businesses having greater potential for future growth. In the three years ended December 31, 1996, sales of businesses and assets generated $770.0 million in cash and were comprised of the following major transactions:

     - The September 1996 sale of certain of the Company's fabricated products businesses in the United States and Western Europe to Euramax International plc for $246.6 million. The sale did not include any of Alumax's architectural aluminum operations in Europe or the United States, nor did it include the Company's Magnolia Division in the United States. The businesses sold had annual sales of $485.0 million in 1995 and $363.3 million in 1996 (through the date of disposition) and employed approximately 2,100 persons.

     - The June 1996 sale of the Company's investment in Mexican mining interests to Minas Penoles, S.A. de C.V. for total consideration of $160 million.

     - The January 1996 sale of a 23 percent undivided interest in the Company's Mt. Holly primary aluminum reduction plant to a subsidiary of Glencore Ltd. for $89.3 million, which the Company applied to the early retirement of a $90.7 million promissory note due in May 1996. The sale reduced the Company's ownership interest in the Mt. Holly plant to 50.33 percent.

     - The March 1995 sale of a 14 percent undivided interest in each of the Company's Intalco and Eastalco primary aluminum reduction plants to a Japanese consortium for $147.6 million. The sale reduced the Company's ownership interest in each such facility to 61 percent.

     - The March 1994 open market sale of the Company's 37 percent interest in Aztec Mining Company, an Australian corporation, for $75 million.

     Sales of businesses and assets in 1996 generated after-tax gains of $140.4 million and raised proceeds of $495.9 million, which exceeded the total cost of the $436.5 million Cressona Aluminum Company ("Cressona") acquisition on January 31, 1996 and enabled the Company to retire the debt acquired and incurred in connection with that transaction. Cressona, a privately held Pennsylvania corporation and a leading manufacturer of extruded aluminum products, has been merged with Alumax's other extrusions operations to form an organization regarded as having the world's largest soft-alloy extrusion manufacturing capacity. Active redeployment of assets, as described above and in greater detail herein, has helped to reduce the Company's exposure to the domestic building and construction market and to increase its presence in the higher growth transportation and distribution sectors. It has also helped strengthen the Company's balance sheet, resulting in a substantial increase in stockholders' equity and a significant reduction in the ratio of total debt to invested capital over the last three years. The Company will continue to manage its asset base actively with a view toward strengthening its business and product mix and enhancing its position in key aluminum markets.

     The table below sets forth certain information concerning the Company's production, metal shipments and sales by class of product during the last three years. As used herein, a "tonne" means a metric ton equal to 2,204.6 pounds.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
Production and metal shipments (in thousands of tonnes):
  Sources of metal
     Primary aluminum production............................     686.3      650.9      680.7
     Metal purchases (including scrap aluminum)(1)..........     419.6      355.3      364.5
                                                              --------   --------   --------
          Total.............................................   1,105.9    1,006.2    1,045.2
                                                              ========   ========   ========
  Metal shipments
     Aluminum processing (including tolling)
       Primary products.....................................     374.3      416.6      423.8
       Semi-fabricated products(2)..........................     574.5      414.3      488.7
       Fabricated products(2)(3)............................     133.3      142.6      166.8
                                                              --------   --------   --------
          Total.............................................   1,082.1      973.5    1,079.3
                                                              ========   ========   ========
Net sales by class of product (in millions):
  Aluminum processing
     Primary products.......................................  $  658.9   $  724.5   $  592.7
     Semi-fabricated products(2)............................   1,639.5    1,235.4    1,264.2
     Fabricated products(2)(3)..............................     860.9      966.2      897.6
                                                              --------   --------   --------
          Total.............................................  $3,159.3   $2,926.1   $2,754.5
                                                              ========   ========   ========

---------------

(1) The Company purchases scrap from various sources, including dealers, fabricators and customers, for aluminum processing. It also purchases primary aluminum to meet customer demand for premium products.
(2) In conjunction with the sale of certain Fabricated products businesses, net sales and shipments for the Company's Magnolia operations have been reclassified from Fabricated products to Semi-fabricated products. Magnolia, which manufactures shower and tub enclosures, stadium seating and other extruded products, has been transferred into the Company's extrusions business.
(3) Included in Fabricated products metal shipments for the years ended December 31, 1996, 1995 and 1994 are billet shipments of 28,600, 26,800 and 51,700 tonnes, respectively.

     Information concerning the estimated distribution of the Company's sales for the last three years is presented below. Sales to distributors increased significantly in 1996 as a result of the acquisition of Cressona and the Company's efforts to diversify its product lines.

                                                               APPROXIMATE PERCENTAGE
                                                                  OF SALES DOLLARS
                                                               ----------------------
                                                               1996     1995     1994
                                                               ----     ----     ----
Primary aluminum and other raw material sales...............    22%      26%      24%
Processed product sales by market:*
  Building and construction.................................    30       34       36
  Transportation............................................    17       15       16
  Distributors..............................................    16       10        9
  Consumer durables.........................................     3        5        5
  Packaging.................................................     4        4        6
  Other.....................................................     8        6        4
                                                               ---      ---      ---
          Total.............................................   100%     100%     100%
                                                               ===      ===      ===

---------------
* Includes both semi-fabricated products and fabricated products. Transportation consists primarily of sales to the automotive, truck, trailer and railcar markets. Alumax does not have significant sales to the aircraft manufacturing market.

     Additional operating and geographic area financial information is presented in Note 16 to the Financial Statements included elsewhere herein.

PRIMARY ALUMINUM PRICES

     The aluminum industry is highly cyclical in nature. The Company's results of operations and financial condition depend to a large degree on primary aluminum prices, as well as conditions in the building and construction and transportation industries. This price sensitivity impacts substantially all of the Company's products to varying degrees, with less impact on the more specialized and value-added products.

     Primary aluminum prices, which are determined by worldwide supply and demand conditions, declined significantly from 1989 through 1993 but have shown general improvement over the last three years. The most commonly used index of pricing in the aluminum industry is the average price per tonne as reflected by the London Metal Exchange (the "LME"). The LME index is not necessarily representative of prices actually realized by the Company but generally approximates the trend with respect to Alumax's realized prices (exclusive of the effects of the Company's price risk management strategy described below). Using the LME index, the cyclical nature of aluminum pricing is illustrated in the table below.

                         LME AVERAGE ANNUAL CASH PRICE*
                             (HIGH GRADE CONTRACT)

                          US$ PER   US$ PER
          YEAR             TONNE     POUND
          ----            -------   -------
1980....................   1,810      .82
1981....................   1,300      .59
1982....................   1,010      .46
1983....................   1,480      .67
1984....................   1,280      .58
1985....................   1,080      .49
1986....................   1,190      .54
1987....................   1,590      .72
1988....................   2,580     1.17
1989....................   1,950      .88

                          US$ PER   US$ PER
          YEAR             TONNE     POUND
          ----            -------   -------
1990....................   1,640      .74
1991....................   1,300      .59
1992....................   1,250      .57
1993....................   1,140      .52
1994....................   1,480      .67
1995....................   1,810      .82
1996....................   1,510      .68
1997-First Quarter
  (through January
  31)...................   1,576      .71

---------------

* Adjusted for years prior to, and including, 1987 to reflect the introduction of High Grade Contract.

     Market fundamentals relative to the supply and consumption of aluminum have improved significantly since 1993, when aluminum prices reached historic lows on an inflation-adjusted basis. The LME cash price increased substantially during 1994 and in early 1995, reaching a high of $.97 per pound during January 1995. Inventory de-stocking and generally weaker economic conditions worldwide during the second half of 1995, along with significant restarts of previously idled production capacity, led to reported inventory (consisting of producer plus LME terminal stocks) increases that lasted through January 1996. The level of reported inventory remained relatively unchanged through August 1996, with ingot stocks on the LME alone increasing through early November. During this period of relatively flat overall consumption, producer and consumer activity on the LME was subdued, which resulted in the LME cash price declining from $.75 per pound at the beginning of January 1996 to an average of $.61 per pound during October 1996. Since that time, industry fundamentals have improved, and reported inventories have declined. The LME cash price increased to a December average of $.68 per pound and was $.72 per pound at January 31, 1997. Despite the general improvements in average product prices that have been experienced since 1993, there can be no assurance that recent price levels will be maintained.

     Historically, the Company priced its primary aluminum production at market, with realized prices closely tracking cyclical shifts in market prices. To maintain market based pricing while entering into forward fixed price arrangements required by certain customers and suppliers, the Company utilizes futures contracts which effectively convert forward fixed price arrangements to market prices as of specified settlement dates. The Company also may, from time to time, establish a floor selling price for varying quantities of future production, while preserving the opportunity to participate in upward price movements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" and Note 15 to the Financial Statements included elsewhere herein.

ALUMINUM PROCESSING

  Primary products

     The Company, through Alumax Primary Aluminum Corporation and several other wholly-owned subsidiaries, produces and markets t-ingot and a variety of premium primary products, including extrusion billet, slab and foundry ingot. These products are consumed, by both the Company's downstream operations and third party customers, in rolling mills, extrusion plants, foundries and remelt operations. In 1996, over one-half of the Company's primary aluminum production was sold to its downstream operations. The Company believes, based on its ownership interest in the facilities described below and upon reports of industry analysts, that the average primary aluminum reduction costs at its facilities are well within the lower half of all aluminum reduction facilities in the western world. The Company is committed both to maximizing its earnings from the sale of premium primary products and to improving its cost position relative to other primary aluminum producers.

     The table below summarizes the capacity of the five primary aluminum reduction facilities in which the Company has an ownership interest and reflects the Company's share of capacity.

                                                 PERCENTAGE
                                                  OWNERSHIP                              ALUMAX'S SHARE OF
                                               INTEREST AS OF       TOTAL AMOUNT OF        TOTAL ANNUAL
                  FACILITY                    DECEMBER 31, 1996   NAMEPLATE CAPACITY    NAMEPLATE CAPACITY
                  --------                    -----------------   -------------------   -------------------
                                                                              (TONNES PER YEAR)
Lauralco
  Deschambault, Quebec......................        100.00%              215,000              215,000
Intalco
  Ferndale, Washington......................         61.00%              272,000              165,900
Eastalco
  Frederick, Maryland.......................         61.00%              174,000              106,100
Mt. Holly
  Goose Creek, South Carolina...............         50.33%              205,000              103,200
ABI
  Becancour, Quebec.........................         24.95%              372,000               92,800
                                                                       ---------              -------
     Total..................................                           1,238,000              683,000
                                                                       =========              =======

     During 1996, the above facilities produced an aggregate of 1,311,511 tonnes of aluminum, of which the Company's share was 686,306 tonnes. In anticipation of increased demand for primary aluminum by Alumax's downstream operations, including Cressona, and in response to the availability of more favorably priced electricity, the Company announced in the fourth quarter of 1995 that it was restarting approximately 90,000 tonnes of annual primary aluminum production capacity that had been previously idled. Approximately two-thirds of the capacity restarted was at Intalco, with the remainder at Mt. Holly. The restarts were completed by January 1996. The Company's smelter network is currently operating at or above full nameplate capacity. Production enhancements put into place during 1996 at Mt. Holly resulted in an increase in total nameplate capacity from 182,000 to 205,000 tonnes per year at that facility.

     A Japanese consortium, led by a subsidiary of Mitsui & Co. Ltd., owns an aggregate 39 percent undivided interest in each of the Intalco and Eastalco facilities. Subsidiaries of Century Aluminum Company, a publicly traded domestic corporation, and Sudelektra Holding AG, a Swiss corporation, together own 49.67 percent of Mt. Holly. On January 26, 1996, a subsidiary of Glencore Ltd., a Swiss corporation ("Glencore"), acquired a 23 percent ownership interest in Mt. Holly from Alumax for $89.3 million which the Company applied to the early retirement of a $90.7 million promissory note due in May 1996. In connection with the sale, the share of the Company's 1996 production from Mt. Holly to which Glencore was entitled under the terms of a tolling agreement that expired in July 1996 was reduced from 90,719 to 48,980 tonnes on an annualized basis. The Company recorded a pre-tax gain of $78.4 million ($48.6 million after-tax) in respect of the sale. The 23 percent interest in Mt. Holly acquired by Glencore in 1996 was subsequently transferred by merger to Sudelektra Aluminum Corporation. A 26.67 percent interest in Mt. Holly already held by Glencore comprised part of the assets spun off by Glencore in 1996 through an initial public offering of shares in Century Aluminum Company.

     Primary aluminum is produced by the reduction of alumina, which is refined from bauxite, in a series of pots (potline) through an electrolytic process. The Company does not mine bauxite or refine alumina. Alcoa of Australia Limited ("Alcoa of Australia") has been the Company's principal supplier of alumina for over 20 years and currently provides substantially all of the alumina for the Company's reduction operations under a long-term contract which, with renewal options, expires in increments between 2007 and 2018. Pricing under the contract is determined in part on a cost basis and in part on a market basis, providing the Company with protection against spot market price extremes during periods of tight supply and a secure source of supply with a reliable high-quality producer, reportedly having the lowest costs of production in the world. The Company believes that any additional supplies of alumina it may require, from time to time in the foreseeable future, in excess of that supplied by Alcoa of Australia can be obtained at competitive prices. While there has been no interruption in supply during the period that Alcoa of Australia has supplied the Company's alumina requirements, an extended interruption of supply of alumina from Alcoa of Australia could have a material adverse effect on the Company's operations. Other raw materials needed for the production of aluminum, such as petroleum coke, coal tar pitch and aluminum fluoride, are purchased from third parties. The Company believes that it can continue to obtain adequate supplies of these materials at competitive market prices.

     The primary aluminum reduction process, which strips the oxygen atoms from the alumina molecule, requires substantial amounts of electric power. Lauralco, Intalco, Eastalco, Mt. Holly and ABI purchase electricity under long-term contracts which expire in the years 2014, 2001, 2000, 2000 and 2014, respectively, subject to certain extension provisions. Except for Intalco, each facility's contract is with a single supplier. Power rates for all of the electricity supplied to ABI and Lauralco are linked to the prevailing price of aluminum. The Eastalco power contract contains a profit sharing surcharge, which is capped, that has floor and ceiling trigger prices which are linked to the price of aluminum. In late 1995, Intalco entered into a series of new long-term power contracts with the Bonneville Power Administration (the "BPA") and British Columbia Power Exchange Corporation ("Powerex") to provide for all of its electricity needs from September 1996 through 2001. Under the new contracts, Intalco's power costs are no longer linked to the price of aluminum but are set at a fixed rate. The power supply agreement with BPA requires further regulatory approval, and legal challenges have been lodged against the long-term agreement with BPA by a group of industrial consumers of electricity and a group representing environmental interests. The Company believes these challenges will be resolved favorably. In the event that the challenges to the agreement with BPA are successful, the Company believes that it can enter the market to obtain alternative power at competitive rates. Intalco has certain additional agreements with BPA to purchase power during favorable pricing periods in the spring months. The Company expects to meet its power requirements over the foreseeable future pursuant to the aforementioned contracts. Interruptions of power supply could have a material adverse impact on the Company by increasing the cost of production of primary aluminum or necessitating a reduction in production.

     In January 1993, production at Intalco was reduced by approximately 25 percent in response to the curtailment by the BPA, due to drought conditions, of hydroelectric power supplied to certain of the BPA's direct service industry customers, including Intalco. Production at this facility was curtailed by an additional 40,000 tonnes in the second quarter of 1994 due to adverse market conditions. Production at the Mt. Holly plant was reduced by 20 percent in February 1993 in response to adverse market conditions and the higher energy costs at this facility compared to the energy costs at the Company's other reduction facilities. As indicated above, the Company restarted all of this previously idled production capacity in late 1995 and early 1996.

     For information with respect to the credit agreement entered into in 1990 with a group of banks to finance the construction of the Lauralco primary aluminum reduction facility, see Note 6 to the Financial Statements included elsewhere herein.

  Semi-fabricated products

     Alumax Extrusions. Alumax Extrusions manufactures a broad line of soft-alloy extruded products, as well as secondary billet to be sold to third parties, at ten plants located in Pennsylvania, Tennessee, Florida, Arkansas, Georgia, Mississippi, Illinois, South Dakota, Utah, and North Carolina. Its shower and bath enclosures are distributed through eight service centers in California, Florida, Georgia, North Carolina, Pennsylvania, Texas and Washington. Alumax Extrusions also maintains an international presence, with operations in Mexico and Australia. The Mexican operations consist of a three-press extrusion plant in Monterrey, with distribution facilities in Mexico City, Guadalajara and Hermosillo. An extrusion plant near Melbourne, Australia began production of aluminum sheathing for the manufacture of co-axial television cable in August 1996. Except for the plants located in North Carolina, Melbourne and Monterrey, the eight service centers, and the distribution facilities in Guadalajara and Hermosillo, which are leased, Alumax Extrusions owns all of the aforementioned plants and facilities.

     The sales volume and manufacturing capacity of Alumax Extrusions more than doubled in 1996 when Alumax purchased all of the outstanding common shares of Cressona, a leading independent manufacturer of extruded aluminum products, for a cash cost, including expenses, of $436.5 million, net of $3.1 million of cash acquired. In conjunction with the acquisition, accounts payable, debt and other liabilities of $87.4 million were acquired.

     The Cressona facilities have been integrated with the Company's other extrusion operations to form a unified manufacturing support group consisting of twelve plants with a total of 45 presses that range in size from 700 to 6,000 tons. The combined operation is regarded as having the world's largest soft-alloy extrusion manufacturing capacity. Its integrated resources include complete melting, alloying and casting facilities for 18 alloys, one of the industry's largest in-house shops for the design and production of tooling and dies, and facilities for fabrication, assembly, painting and anodizing. Press operations utilize both direct and indirect extrusion technology. The wide range of press sizes and capacities offers scheduling flexibility and increased manufacturing efficiency.

     Alumax Extrusions' product line includes primary, semi-fabricated and fabricated extruded aluminum alloys, parts and components. Available in circle sizes up to 20 inches, product classifications extend to standard and custom extruded shapes (solids, semi-hollows and hollows), standard and specialty rod and bar, seamless and structural pipe and tube, seamless mechanical pipe and tube, and seamless tubular bus conductors. Alumax Extrusions also produces DIAMONDBACK(R) Slip-Resistant Systems, an integrated line of components and accessories that are designed for improved safety on access, walking and working surfaces.

     The Cressona acquisition has provided the Company with improved process control systems, including many advancements in Computer Integrated Manufacturing (CIM). It has also created a more diversified product mix and strengthened distribution capabilities. A resulting expansion of the customer base, both in the distributor marketplace and Original Equipment Manufacturers
(OEM) accounts supplied by Cressona, will help offset seasonal and cyclical fluctuations in other markets such as building and construction.

     To recognize these expanded capabilities and to provide greater focus on its key markets, Alumax Extrusions is organized into three distinct business units: Alumax Building & Construction Products, Cressona Aluminum Company, and Alumax Transportation Products. Although headquartered at different locations, all three business units are supported by the unified manufacturing group. The goal of this structure is to provide specialized sales and service designed to satisfy customer requirements in the areas represented by the three business units.

     Alumax Building & Construction Products, headquartered in Plant City, Florida, is a leading supplier principally to the residential and commercial window and door market. Alumax Building & Construction Products is known for the quality of its intricate and thin wall specialty extrusions. Utilizing five paint lines, approximately 80 percent of the products are supplied with thermal set polyester paint, Kynar resin coatings, anodized finishes, or high performance coatings for corrosive environments. Representative products include extrusions for windows, doors and shutters; shower doors and bath enclosures; patio and pool enclosures up to 40 feet in length; light poles and flagpoles; bridges, rail and decking; treatment plants and other infrastructure markets; highway and street signs; clear and colored architectural shapes; louvers and vents; ladders; conduit; and cable tray and conduit.

     Cressona Aluminum Company is a leading supplier to the service center industry. From its headquarters in Cressona, Pennsylvania, Cressona Aluminum also services key OEM accounts in the machinery and equipment, electrical switchgear and transmission, recreation, medical, and consumer durables markets. Cressona Aluminum offers a broad product line of standard and custom extruded shapes, extensive capabilities in pipe and tube, large circle size profiles, and tight tolerance products that utilize indirect extrusion technology. Cressona also markets a line of specialty rod and bar products that include ECON-O-ROD, ACC-U-ROD(R), ECON-O-PLATE(R) and ACC-U-PLATE(R).

     From its location in West Chicago, Illinois, Alumax Transportation Products is a leading supplier to the automotive, truck, truck trailer, and railcar markets. Its resources also include a technical center, product specialists, engineering and design experts, and a fabrication support group to assist with the growing usage of extrusions in the transportation industry. Representative products include extruded profiles for automotive space frames, anti-lock brake parts, automotive air bag components, bumper beam components, seating and window components, truck and trailer bodies, recreational vehicle parts, and railcar structural members.

     In the potential market for frame and chassis extrusions, Alumax Transportation Products is developing solutions for joining and forming aluminum structurals through the use of retrogression heat treatment (RHT) and compression-fit (CF) technologies. RHT employs rapid, short-term and localized heat treatment of aluminum to improve fatigue properties, ductility and toughness. When used with appropriate fabrication processes, RHT offers advantages in forming and bending large, complex profiles of hard tempers.

     The growth in transportation and automotive uses of aluminum extrusions reflects a move toward lightweight, fuel-efficient and environmentally responsible future modes of transportation. To meet these requirements, Alumax Transportation Products teams with other Alumax subsidiaries on product development and technology interchange.

     Alumax Mill Products. Alumax Mill Products produces flat rolled products with both painted and mill finishes at mills in Lancaster, Pennsylvania, and Texarkana, Texas. In addition, it operates facilities in Riverside, California and Lancaster, Pennsylvania which produce semi-fabricated cast aluminum plate, engineered to meet highly specialized industrial applications. The Lancaster and Texarkana mills also produce limited quantities of sheet for beverage container components. The Texarkana mill, which is currently under lease, will be purchased by Alumax Mill Products in November 1997 for approximately $97 million in cash.

     Alumax Mill Products produces semi-fabricated products, including sheet, plate, circles and blanks, which are used for building products, transportation products, consumer durables, machinery and equipment and in other industrial applications. A major portion of Alumax Mill Products' sales are to distributors, who are supplied products consisting of painted, embossed, heavy gauge and anodizing quality sheet. Alumax Mill Products also supplies a substantial amount of non-heat treatable sheet to the automotive, truck and marine markets. These products consist of automotive alloys, automotive trim, brazing materials, truck body and trailer sheet, as well as painted sheet and coil. Alumax Mill Products' sheet is used in a variety of other products, including cookware and appliance name plates.

     Some of Alumax Mill Products' markets are seasonal, notably the building and construction market in which demand is generally lower in the fall and winter seasons than in the spring and summer when the weather is more suitable for construction.

     Alumax Mill Products implemented a restructuring plan in 1994 with a view toward consolidating, streamlining and modernizing its business over a four-year period ending in 1997. As part of the plan, Alumax Mill Products closed its Morris, Illinois mill and terminated sheet operations at its Riverside, California mill during 1994 and is currently expanding and modernizing the overall capabilities of the Lancaster and Texarkana mills. Costs of the expansion and modernization, which are expected to be completed in 1997, are expected to total approximately $91 million. The restructuring plan also provided for the construction of a separate cast aluminum plate facility adjacent to the Lancaster mill at a cost of approximately $26 million. This new facility began commercial production in the third quarter of 1996.

     Alumax Foils. Alumax Foils' facility in St. Louis, Missouri uses the continuous casting process to produce aluminum sheet which is then processed through rolling mills and heat treating ovens to manufacture foil in various thicknesses, widths, tempers and alloys. Foil products are sold primarily to commercial users in the flexible packaging, converter, food service and pharmaceutical industries. The nature of these products and diversity of customers insulates Alumax Foils from seasonal fluctuations. In 1996, Alumax Foils completed construction of a new wide, light-gauge aluminum foil rolling facility in Russellville, Arkansas. The plant, which will expand Alumax Foils' overall production capacity by approximately 30 percent when fully operational, includes two wide rolling mills, annealing ovens and ancillary equipment, all dedicated to the production of light-gauge converter foil. Initial customer shipments are expected to begin in the first quarter of 1997.

  Fabricated products

     Kawneer. Kawneer designs, manufactures and markets architectural aluminum products and is a leading producer of such products in the United States and Canada. Kawneer also sells its products for use in major construction projects in foreign countries where it does not have production facilities, particularly in the Far East.

     Kawneer products are manufactured mainly from extruded aluminum shapes which are fabricated into curtainwall, store front and entrance systems, windows, framing and decorative aluminum products which are then anodized or painted. Kawneer operates five integrated architectural plants, 15 service centers and two additional manufacturing locations in the United States, which include plants owned by Kawneer in Arkansas, California, Georgia, Indiana, Michigan, Pennsylvania and Tennessee. Distribution is principally through dealers, most of whom are glazing contractors. These products also may be sold to building contractors and owners, and Kawneer has acted as a subcontractor for entire wall or window systems on numerous major projects.

     Demand for Kawneer's products generally follows the seasonal and cyclical trends of the nonresidential construction industry. Kawneer believes that it is well positioned to participate in the modest rate of growth expected to occur in this market over the near term and remains committed to continue its efforts aimed at reducing costs, improving productivity and enhancing product quality and customer service.

     Kawneer has international operations in Canada, the United Kingdom, France, Germany, Poland and The Netherlands. It also participates in a joint venture in Morocco. In Canada, Kawneer operates two integrated architectural plants which provide most of the product that is sold for large overseas projects, as well as two service centers. Two manufacturing plants located in France, and one each in England and Germany, three of which are owned by Kawneer and one of which is leased, provide architectural aluminum products very similar to those offered by the operations in the United States. These products are marketed under the Kawneer name in the United Kingdom and Western Europe. Kawneer also operates service centers it leases in France, Poland and Morocco. Other international operations of Kawneer include plants it owns in Wales and The Netherlands that produce custom extrusions for sale throughout Western Europe. These plants also provide extruded products to Kawneer's architectural companies for further processing into architectural aluminum products. The billet needed for the extrusion activities is supplied by a casting plant in The Netherlands. This plant converts scrap and aluminum ingot into billet on a tolling basis and for intra-company use and outside sales. In addition, Kawneer continues to pursue opportunities in the former East-Bloc nations, principally through the sale and distribution of Kawneer products in Poland.

     In November 1996, Alumax announced that negotiations regarding the possible acquisition of Eduard Hueck GmbH & Co. KG by the Company had been terminated by mutual agreement. Hueck, based in Ludenscheid, Germany, is a manufacturer of aluminum architectural products.

     AEMP. Alumax Engineered Metal Processes ("AEMP") is engaged in the forming of component parts with consistently high integrity and mechanical properties using aluminum alloys. Marketing activities are focused almost exclusively on the automotive market. AEMP maintains its headquarters in St. Louis, Missouri, and a sales office in Detroit, Michigan. Activities in St. Louis include product and process developments, marketing and support functions, and technical support. During 1996, production increased steadily at AEMP's new $75 million plant in Jackson, Tennessee. AEMP is utilizing its proprietary, semi-solid forming technology to produce high integrity, near-net-shape auto components at this facility. A majority of the parts produced are used in fluid containment applications. At year-end 1996, the plant was operating at rates below design capacity. Production is expected to increase progressively as part programs become qualified by customers. A $15 million recycling facility was constructed at Jackson during 1996 to reclaim scrap generated at the manufacturing plant, enabling such material to be reused in the semi-solid forming technology process. AEMP also completed construction of a $23 million plant at Bentonville, Arkansas designed to manufacture larger component parts for the automobile industry using its semi-solid forming technology. Start-up operations began on schedule in the third quarter of 1996. The Bentonville facility is expected to begin producing specialty automotive wheels in the first quarter of 1997. The Company has also formed a joint venture company with Mitsui & Co., Ltd. of Japan and Mitsui & Co. (U.S.A.), Inc. to license this proprietary technology to companies exclusively in Japan.

OTHER ACTIVITIES
  Alumax International Company

     To further its objective to participate in growth opportunities in emerging global markets, the Company, through Alumax International Company, a wholly owned subsidiary ("AIC"), has entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China, providing for the annual production of 8,000 to 10,000 tonnes of light gauge aluminum foil for China's packaging market. The Company has a 56 percent interest in the joint venture and will invest $38 million in cash to develop a continuous cast foil operation. Alumax Foils is expected to provide training, as well as management and technical assistance, to the joint venture.

     AIC is actively exploring other business opportunities on a worldwide basis.

  Alumax Materials Management

     In 1996, the Company organized Alumax Materials Management, Inc. ("AMM"), a wholly owned subsidiary, to provide certain services to other subsidiaries of the Company. These services include primary products sales and customer service, centralized procurement of all non-primary metal and selected non-metal inputs, and use of the futures markets to hedge certain risks related to primary aluminum prices, fixed forward sales, metal inventory positions, and energy costs. AMM is also responsible for the centralized procurement of certain shipping and freight services.

  Product Distribution

     Alumax produces and distributes products at all stages of the aluminum product chain, from primary ingot to fabricated finished products, for a variety of industrial, commercial and consumer markets. To reach these markets the Company uses most common forms of product distribution channels -- wholesale distributors, OEM manufacturers, traders, retail consumer goods outlets, agents, manufacturers' representatives, general line and specialized dealers, and direct sales. Many intermediate products, such as ingot, sheet and plate, are distributed to other aluminum producers and fabricators for further processing and distribution through many of these same channels.

  Competition

     The markets for most aluminum products are highly competitive. Primary aluminum ingot is a commodity product, traded extensively on world metal markets, and is thus very price sensitive. The market for premium ingot products is also highly sensitive to pricing, but the Company believes that quality and service are also important factors in competing with other premium product manufacturers. Semi-fabricated and fabricated aluminum products compete extensively on price, quality and service, not only within the aluminum products industry but also with other materials, such as plastics, steel, copper, glass, wood, fiberglass, zinc, lead, magnesium and paper. In markets where aluminum products compete with other materials, the diverse characteristics of aluminum are also significant factors in its competitiveness, particularly its light weight and recyclability.

     Price competition, product range and quality, and the ability to provide technical assistance to customers are important aspects of the Company's overall strategy. A number of producers with which the Company competes are substantially larger in terms of total assets, operations and sales. Among the Company's principal competitors are Alcan Aluminium Limited, Aluminum Company of America and Reynolds Metals Company.

  Research and Development

     The Company continues to explore new technology, processes and products in the aluminum industry. Research and development activities are conducted at the Company's technical center in Golden, Colorado, and at various operating facilities. Expenditures for research and development totalled $19.2 million, $18 million and $11.4 million in 1996, 1995 and 1994, respectively.

  Patents and Trademarks

     The Company owns or licenses a significant number of patents relating to various products and processes. The Company does not consider its business to be materially dependent on any one particular patent or patent license. The Company also owns a large number of trademarks, including the "Alumax" and "Kawneer" trademarks, which the Company believes may be material to its business.

  Employee and Labor Relations

     At year-end 1996, the Company employed approximately 14,000 people worldwide, including approximately 12,500 employees in the United States. Approximately 4,400 employees are represented by labor unions under separate labor agreements with various international unions. Management considers its employee relations to be good. In 1997, three labor contracts, covering a total of approximately 1,350 employees, will expire and are expected to be renegotiated during the year.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, local and foreign laws and regulations including, among others, the Clean Air Act (including the 1990 amendments thereto), the Resource Conservation and Recovery Act and the Clean Water Act and the regulations promulgated in connection therewith, concerning the discharge of contaminants which may be emitted into the air and discharged into the waterways and governing the use, discharge and disposal of hazardous materials and wastes. The Company's present manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or results of operations. Based on historical trends toward tighter environmental standards, it appears likely that the Company will incur additional expenditures to remain in compliance with federal and state environmental laws.

     The Company also is involved in certain claims and legal proceedings that relate to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws that impose environmental liability. These matters include claims and proceedings in which the Company has been named as a defendant or "potentially responsible party" with respect to the disposal of hazardous substances at 39 pending waste disposal sites which, in most instances, were owned or operated by third parties. CERCLA and state laws can impose joint and several liability on generators of hazardous substances placed in waste disposal sites for investigative, remedial and other costs associated with cleanup of those sites if hazardous substances have been released into the environment. The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, their years of operation, the number of other financially viable and participating past users and the amount of available insurance coverage, Management believes that it has adequate reserves so that anticipated and estimable liabilities that may result from these matters, and any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company. The Company is unaware of any additional environmental matters which, based on information currently known to the Company, would have a material effect upon the Company's financial condition or ongoing results of operations. See "Legal Proceedings" below.

     Legislation that would reauthorize and amend CERCLA is expected to be reintroduced before Congress. The prospects for such legislative effort are uncertain, as are any potential substantive changes that might result or impact the Company's liability for cleanup costs in both pending and future claims.

     The Company's expenditures for environmental remediation and compliance amounted to $12.9 million in 1996, $12.7 million in 1995 and $5.3 million in 1994. Of those amounts, $8.8 million, $9.0 million and $4.9 million, respectively, was capitalized and the balance, net of insurance recoveries, was charged to reserves. Based on available information, the Company anticipates making capital and operating expenditures of approximately $13.0 million and $12.7 million in 1997 and 1998, respectively, for environmental remediation and compliance.

RECENT HISTORY

     The Company was incorporated in Delaware in 1973 and was operated as a joint venture principally between AMAX Inc. ("Amax") and Mitsui & Co., Ltd. until 1986. In 1986, Amax completed the acquisition of the remaining interest in Alumax not already owned by it. On November 15, 1993 (the "Distribution Date"), Amax effected a pro rata distribution (the "Distribution") of all of the Company's outstanding common shares which it then held to the holders of Amax common stock pursuant to an Agreement and Plan of Distribution, dated as of May 24, 1993, as amended as of November 15, 1993, between Amax and Alumax. The Distribution occurred in connection with the merger (the "Merger") of Amax with and into Cyprus Minerals Company pursuant to an Agreement and Plan of Merger, dated as of May 24, 1993, as amended as of November 15, 1993. The Company has operated as an independent, publicly held entity since the Distribution Date. For a description of certain agreements between Amax and the Company entered into in connection with the Distribution which define their rights and obligations in respect of certain taxes, see "Legal Proceedings -- Tax Dispute Regarding Consolidation with Amax."

ITEM 2. PROPERTIES

     Information in response to this Item is set forth in Item 1 above.

ITEM 3. LEGAL PROCEEDINGS

  Tax Dispute Regarding Consolidation with Amax

     The Internal Revenue Service (the "IRS") has asserted that the Company and certain of its subsidiaries were improperly included in Amax's consolidated income tax returns for 1984, 1985 and 1986 and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129 million. Interest on the deficiency through December 31, 1996, would be approximately $276 million. In response to the IRS' notice of deficiency, the Company filed a petition in United States Tax Court (the "Tax Court"), seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial, and the matter has been submitted to the Tax Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Tax Court by the parties. A decision by the Tax Court is expected in late 1997.

     In connection with the Distribution and the Merger, the Company and Amax entered into the tax disaffiliation agreement, dated as of May 24, 1993 (the "Tax Disaffiliation Agreement"), defining the rights and obligations of the Company and Amax in respect of taxes following the consummation of those transactions. Under the terms of the Tax Disaffiliation Agreement, the Company has assumed responsibility for all proceedings regarding the purported deficiency and payment of any additional taxes, along with penalties and interest, which may ultimately be due.

     Prior to the Distribution, Amax vigorously contested the IRS' assertions regarding a deficiency, and the Company is pursuing the same course of action. Payment of the deficiency, with interest thereon, would provide certain tax benefits to the Company that would offset in part, in the year of payment and within a prescribed carryforward period, the cost of paying such deficiency and interest. Additionally, Amax has agreed with the Company to share certain tax benefits available to Amax in the event an adverse determination is ultimately made.

     The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition.

  Stringfellow

     In 1983, the United States and the State of California commenced an action under CERCLA in the United States District Court for the Central District of California against the Company and 30 other potentially responsible parties in connection with the Stringfellow disposal site located at Glen Avon, California. In a proceeding in the United States District Court for the Central District of California, it was determined that both the defendants and the State of California are responsible for certain costs associated with the cleanup of the Stringfellow site. The issue of the allocation of liability among the defendants and the State was tried before a Special Master who filed his Findings of Fact, Conclusions of Law and Report and Recommendation of the Special Master Regarding the State Share Fact Finding Hearing on November 30, 1993. On January 23, 1995, the United States District Court entered an order adopting the findings, conclusions and recommendations of the Special Master with certain modifications, which did not adversely impact the Company. The order allocates liability on the basis of two different types of legal claims, each of which has a different legal standard of apportionment. As to CERCLA claims, the order allocates liability as follows: 65 percent to the State, ten percent to Stringfellow Quarry Company and 25 percent to all other parties (including the Company). As to the claims asserted against the State under state law theories such as negligence and breach of a mandatory duty, the order allocates 100 percent of the liability to the State.

     On July 16, 1996, the State of California filed a motion for reconsideration of the District Court's liability rulings against the State, based upon the United States Supreme Court's decision in Seminole Tribe of Florida v. Florida. That decision, issued in March 1996, reversed an earlier Supreme Court decision which held that Congress had the authority to abrogate protections of the Eleventh Amendment of the Constitution barring certain suits against states in federal courts, including under CERCLA. In the motion, the State contends that the Eleventh Amendment is a jurisdictional bar which cannot be waived through conduct in litigation and that the State has not expressly waived its Eleventh Amendment immunity. Consequently, the State argues that the liability rulings against the State must be reversed or the defendants' counterclaims limited to defensive recoupment. The defendants filed an opposition to that motion on August 2, 1996, which maintains that Seminole Tribe does not alter prior law by recognizing the Eleventh Amendment as a jurisdictional bar nor does the case address the doctrine of defensive recoupment. The opposition also asserts that Seminole Tribe does not affect the question of waiver of Eleventh Amendment immunity by conduct in litigation or the District Court's prior finding that the State waived its Eleventh Amendment immunity through its conduct of the lawsuit. Oral argument on the State's motion, as well as on a motion filed by the defendants for a ruling that CERCLA liability cannot be imposed upon them retroactively and a joint motion of the United States and the defendants for entry of a judgment which will permit the parties to appeal, was made before the Special Master on November 13 and 14, 1996. The Special Master will submit written recommendations to the District Court, after which the parties will be afforded an opportunity to present objections prior to entry of an order by the court.

     Based on information presently available, the Company does not believe that any liability imposed in connection with the Stringfellow site will have a material adverse effect on the Company's financial condition or ongoing results of operations given the nature and extent of its involvement at the site and available reserves.

  Proceedings Relating to the Howmet Acquisition

     In December 1990, the Company and two of its subsidiaries, among others, were named as third-party defendants in a CERCLA action arising out of the operation of the Blackbird Mine, a cobalt mine in Lemhi County, Idaho. The third-party action was initiated by M.A. Hanna Company, Noranda Mining Company and certain of their affiliates, all of which were defendants in a lawsuit brought by the State of Idaho in the United States District Court for the District of Idaho in 1983 seeking recovery of response costs incurred as a result of alleged contamination resulting from cobalt mining in and around the Blackbird Mine. The Company has been involved as a result of its 1983 acquisition of Howmet Corporation from Pechiney, a French corporation. It is alleged that Howmet, along with certain of its predecessors and subsidiaries, owned and operated the Blackbird Mine and engaged in extensive mining activities.

     On June 21, 1993, the Department of Justice filed an action in the United States District Court for the District of Idaho against the Company, one of its subsidiaries and several other defendants seeking response costs and natural resource damages occurring at or near the Blackbird Mine. On October 29, 1993, the Department of Justice agreed to dismiss the Company as a defendant in such action; however, a subsidiary of the Company remains a defendant.

     Under the terms of an agreement with Pechiney, the Company, subject to limited contributions, will be indemnified against liabilities associated with the Blackbird Mine as well as other claims and suits arising from activities predating and unrelated to the aluminum businesses acquired by the Company in 1983. The Company assigned certain rights in respect of insurance coverage to Pechiney, but is entitled to receive a portion of any recoveries obtained by Pechiney.

     On August 22, 1991, the Company and certain of its subsidiaries filed an action for declaratory relief seeking coverage for environmental claims and damages for breach of contract against the primary and excess insurance carriers which issued insurance policies to the Howmet corporate entities acquired by the Company in 1983. The action was brought in the Superior Court of New Jersey, Morris County and was consolidated with a similar suit between former affiliates of the acquired entities and the carriers. A motion for summary judgment filed by the insurance carriers with respect to the Blackbird Mine site on the basis that Idaho law should be applied to that claim and coverage is not available under Idaho law has been granted, in part, by the Court and a motion for reconsideration of that ruling has been filed by Pechiney and the Company. An adverse ruling on that motion or on appellate review, if sought, will not result in additional liability to the Company for the Blackbird Mine site, based upon the terms of the Company's agreement with Pechiney, but could reduce or eliminate any insurance recovery for amounts already expended by the Company in connection with that site.

     The Company believes that it has adequate reserves so that payments to be made and reasonably anticipated contributions required under the settlement agreement with Pechiney will not have a material adverse effect on the financial condition or ongoing results of operations of the Company.

  Cressona Consent Decree

     As indicated above, the Company acquired Cressona on January 31, 1996. Cressona is subject to a consent decree (the "Consent Decree") entered into with the United States of America to settle an action brought on behalf of the United States Environmental Protection Agency (the "EPA"). That action was initiated in the United States District Court for the Eastern District of Pennsylvania on September 10, 1992, in respect of the remediation and disposal of polychlorinated biphenyls ("PCBs") discovered at Cressona's facility at Cressona, Pennsylvania. The PCBs were ingredients in lubricants and hydraulic fluids used at that facility by the prior owner.

     The Consent Decree, which was filed in the action on August 3, 1993, specified actions that Cressona would undertake to fully characterize and determine the extent of PCB contamination at the facility as well as criteria and conditions to be met with respect to the remediation of such contamination. In addition, the Consent Decree imposed certain reporting requirements, established dates for the performance of specified actions to be taken, and provided for stipulated penalties for failure to comply with requirements of the Consent Decree or for discharges of PCBs in excess of specified concentrations. Cressona has either substantially complied with the provisions of the Consent Decree or sought modification of those requirements from the EPA. Cressona has provided the EPA with extensive information to characterize the nature and extent of the PCB contamination, has performed substantial remedial work and proposed measures for remediation of the remaining contamination. The precise nature and extent of further remedial activities which will be required and the costs of those activities cannot be determined with certainty at this time and may be subject to change depending upon results of further monitoring at the facility as well as EPA concurrence with the additional remedial actions proposed by Cressona. However, the Company believes that Cressona has adequate reserves so that reasonably anticipated and estimable costs for remediation of PCB contamination at the Cressona, Pennsylvania facility will not have a material adverse effect on the financial condition or ongoing results of operations of the Company.

  Other Environmental Matters

     In addition to the Stringfellow and Blackbird Mine litigation, the Company has been named as a defendant or identified as a potentially responsible party at 37 other pending sites which, in most instances, were owned or operated by third parties, including some sites relating to operations of the Pechiney subsidiaries acquired in 1983. Unlike the Blackbird Mine and three other mining-related sites, claims against the Company at sites relating to the aluminum businesses acquired in 1983 do not fall within the indemnification obligations of the Company's settlement agreement with Pechiney. In addition, the Company and its subsidiaries have been named as defendants or potentially responsible parties at sites associated with operations of its subsidiaries which are unrelated to the Howmet acquisition. At virtually all sites, the Company is one of many potentially responsible parties who are alleged to be jointly and severally responsible for the response costs associated with the sites.

     Management periodically evaluates the Company's potential liability for remediation and related costs at both its own and other parties' sites. Such evaluations are based upon then current information, including alternative methods of remediation, estimated costs for implementation of such alternatives, the nature and the extent of the Company's involvement at the site in question, and anticipated contributions of other potentially responsible parties. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for those projected costs.

     Due to uncertainties associated with developing case law relating to insurance coverage for environmental claims and remediation costs, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of those costs. Projections of remediation costs by their nature are imprecise and reserves accrued by the Company represent Management's best estimate of such costs based upon available information about known sites. It is not possible to predict the amount or timing of future remediation costs which may be ultimately determined or project costs for sites which may be identified in the future. It should be recognized that a number of the Company's present and past facilities have been in operation for many years and additional remediation activities may be required as environmental laws and circumstances continue to evolve. The Company believes that it has adequate reserves so that anticipated and estimable liabilities that may result from sites known to it, and any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company.

  Other Legal Proceedings

     Justice Department Inquiry. In August 1994, Alumax received a civil investigative demand from the Antitrust Division of the Department of Justice requesting documents and information principally relating to reductions in the production of primary aluminum during the period from 1991 to the date of demand. Alumax has cooperated with the Department in connection with this inquiry.

     Antitrust Action. Alumax and four other producers of primary aluminum, together with The Aluminum Association, an industry trade association, were served with a summons and complaint in March 1996, alleging violations of California's State antitrust act (the Cartwright Act). The suit was originally filed in the Superior Court for Los Angeles County, but was removed by the defendants to the United States District Court for the Central District of California. Plaintiff alleges that the defendants conspired, together with the United States Government and the governments of several other sovereign nations, to fix the prices of primary aluminum by agreeing to reduce production. The allegations arise from the Memorandum of Understanding Concerning the Aluminum Market ("MOU") negotiated by the United States and other governments in 1993 and 1994, and executed by them in Brussels in 1994, and the actions of the defendants alleged to have been undertaken in connection with the MOU.

     The complaint was brought by a California bicycle manufacturer as a purported class action on behalf of all direct and indirect purchasers of primary aluminum and aluminum products produced during the period from January 1, 1994 to March 5, 1996. The complaint seeks injunctive relief and recovery of damages that, when trebled, are alleged to be in excess of $26 billion. Following removal of the action to the District Court, the defendants filed a motion to dismiss. Upon considering that motion, plaintiff's opposition and the defendants' reply, the Court by order dated May 28, 1996, converted the motion to dismiss to a motion for summary judgment by the defendant-aluminum producers. In the same order, the Court granted The Aluminum Association's motion to dismiss for lack of personal jurisdiction. Following the filing of briefs in support and in opposition to summary judgment, the Court granted summary judgment in favor of the defendant-aluminum producers and dismissed the complaint with prejudice by order dated July 1, 1996. The Court denied plaintiff's subsequent motion for reconsideration by order entered on July 16, 1996.

     On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the United States District Court's orders granting The Aluminum Association's motion to dismiss and the aluminum producers' motion for summary judgment and the order denying the plaintiff's motion for reconsideration. The parties are currently in the process of submitting briefs to the United States Court of Appeals.

     Patent Infringement Action. On August 17, 1995, the Company filed suit in the United States District Court for the Eastern District of Arkansas against Hot Metal Molding, Inc. alleging infringement of a process patent, United States Patent 4687042 (the "042 patent"), held by the Company which is used in semi-solid forming applications. The litigation is in the discovery phase and was recently expanded by order of the Court to include Ormet Primary Aluminum Corporation ("Ormet"), the exclusive North American licensee of Pechiney Corporation's technology for casting thixotropic billet, and certain subsidiaries and affiliates of Buhler International AG, a Swiss manufacturer of die casting machines. Ormet has filed counterclaims alleging that the patent is invalid, void and unenforceable and is seeking a declaratory judgment that the 042 patent would not be infringed by the use of Ormet's billet in any diecasting application. The Company intends to vigorously pursue its infringement claims while opposing the counterclaims of Ormet and other defendants.

     Other. In addition to the matters described above, the Company and its subsidiaries are also involved in the defense and handling of various judicial proceedings and claims arising out of alleged defects in its products as well as other matters occurring in the ordinary course of business. Management believes, taking into account its reserves and insurance coverage, that these matters, either individually or in the aggregate, will not have a material adverse effect on the financial condition or ongoing results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 1, 1997, the names, offices with the Company, ages and years of service as an officer of all Executive Officers of the Company were as follows:

                                                                                             YEARS AS
             NAME                                      OFFICE                         AGE    OFFICER
             ----                                      ------                         ---    --------
Allen Born                       Chairman and Chief Executive Officer                 63         3
George P. Stoe                   Executive Vice President                             51         6
Lawrence B. Frost                Senior Vice President and Chief Financial Officer    54        10
Helen M. Feeney                  Vice President and Corporate Secretary               56         3
Eugene R. Greenberg              Vice President                                       58        --
Jay M. Linard                    Vice President                                       51        --
Gary D. McDowell                 Vice President                                       54         2
Philippe G. Thaure               Vice President                                       59         6
Michael T. Vollkommer            Vice President and Controller                        38         3
Robert P. Wolf                   Vice President and General Counsel                   53         7
Thomas L. Gleason                Treasurer                                            45        --

     There are no family relationships, by blood, marriage or adoption, between the above officers. All officers are elected until the next annual meeting of the Board of Directors or until their respective successors are chosen and qualified. There is no arrangement or understanding between any of the above officers and any other person pursuant to which he or she was selected as an officer.

     The principal occupations and positions for the past five years of each of the Executive Officers of the Company are as follows:

          MR. BORN has been a Director of the Company since 1985, Chairman since April 1993 and Chairman and Chief Executive Officer since November 1993. For more than five years prior to November 1993, he had been Chief Executive Officer of Amax and also served as Chairman of that company from June 1988 to November 1993. Mr. Born was also Co-Chairman of Cyprus Amax Minerals Company from November 1993 to November 1995 and Vice Chairman of that company from November 1995 to May 1996.

          MR. STOE has been an Executive Vice President, responsible for the Company's semi-fabricated products businesses, since June 1994, after having been President of Alumax Mill Products, Inc., a wholly owned subsidiary of Alumax, from October 1990. In August 1995, he was given additional responsibility for the Company's primary aluminum operations. Mr. Stoe was elected a Director of the Company in December 1996.

          MR. FROST has been Senior Vice President and Chief Financial Officer of Alumax since May 1994, after having been a Vice President since November 1993. He also served as Treasurer of the Company from November 1993 to October 1996. Prior to November 1993, he had been Treasurer of Amax from January 1992 to November 1993.

          MRS. FEENEY has been Vice President and Corporate Secretary of Alumax since November 1993. For more than five years prior thereto, she had been Corporate Secretary of Amax.

          MR. GREENBERG was elected a Vice President of Alumax in December 1996 and has been President of Alumax Materials Management, Inc., a wholly owned subsidiary of the Company, since September 1996. Before joining Alumax in February 1996, Mr. Greenberg was vice president-materials of Commonwealth Aluminum Company from 1991.

          MR. LINARD was elected a Vice President of Alumax in December 1996 and has been President of Alumax Extrusions, Inc., a wholly owned subsidiary of the Company and formerly named Cressona Aluminum Company, for more than five years.

          MR. MCDOWELL has been a Vice President of Alumax since August 1994. He joined the Company from Amax Energy, Inc., where he had been an Executive Vice President since July 1989.

          MR. THAURE has been a Vice President of Alumax for more than five years and President of Alumax International Company and Alumax Technology Corporation, each a wholly owned subsidiary of the Company, since February 1994. For more than five years prior thereto, he had been a Vice President of Alumax Primary Aluminum Corporation, a wholly owned subsidiary of Alumax.

          MR. VOLLKOMMER has been a Vice President of Alumax since December 1995 and Controller of the Company since February 1994. He had served as Director of Accounting at Amax from December 1992 to December 1993. Prior to December 1992, he had been a Manager with the public accounting firm of Coopers & Lybrand for more than five years.

          MR. WOLF has been Vice President and General Counsel of Alumax for more than five years. He also served as Secretary of Alumax from November 1989 to November 1993.

          MR. GLEASON was elected Treasurer of the Company in November 1996. For more than five years prior thereto, he held various executive and managerial positions with Royal Bank of Canada, most recently serving as Vice President of Corporate Banking for the Eastern region of the United States.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock, par value $.01 per share, of the Company (the "Common Stock") is listed on the New York, London, Toronto and Brussels Stock Exchanges. The following table sets forth on a quarterly basis the high and low sales prices of the Common Stock on the New York Stock Exchange for the two most recent fiscal years:

                                                              HIGH      LOW
                                                              ----      ---
1995
  First Quarter.............................................  $29 5/8   $23 3/4
  Second Quarter............................................  $31 7/8   $25 7/8
  Third Quarter.............................................  $37 7/8   $31 1/4
  Fourth Quarter............................................  $34 1/2   $27 5/8
1996
  First Quarter.............................................  $40       $26 5/8
  Second Quarter............................................  $36 1/2   $29 1/8
  Third Quarter.............................................  $34       $29
  Fourth Quarter............................................  $34 1/8   $30 5/8

     The Company paid no dividends on the Common Stock in 1996 or 1995 and does not expect to do so over the foreseeable future. Future Common Stock dividend decisions will take into account several factors, including the then current business results and cash requirements of the Company. In addition, the Company has a loan agreement that contains, among other things, restrictions on the payment of dividends by the Company. See Note 6 to the Financial Statements included elsewhere herein.

     At December 31, 1996, there were 10,088 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information of the Company for each of the five years ended December 31, 1996 which has been derived from the audited Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows this section, and the Financial Statements and related notes included elsewhere herein. Historical per share data for earnings and book value for periods prior to 1993 have not been presented as the Company was not a publicly-held company prior to 1993.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
  Net sales.................................  $3,159.3   $2,926.1   $2,754.5   $2,347.3   $2,431.0
                                              ========   ========   ========   ========   ========
  Earnings (loss) from operations...........  $  231.9   $  305.8   $  134.0   $ (116.1)  $  (33.0)
  Gain on sales of assets(a)................     242.9      128.8        6.6
  Interest expense, net(b)..................     (62.8)     (65.4)     (72.6)     (76.5)     (47.7)
  Other income, net.........................      10.6        7.3        4.4        6.0        1.5
  Income tax provision (benefit)............     172.6      139.1       25.7      (52.1)     (16.0)
  Cumulative effect of accounting
     changes(c).............................                                       (3.8)      (1.0)
                                              --------   --------   --------   --------   --------
  Net earnings (loss)(a)....................  $  250.0   $  237.4   $   46.7   $ (138.3)  $  (64.2)
                                              ========   ========   ========   ========   ========
  Earnings (loss) applicable to common
     shares.................................  $  240.7   $  228.1   $   37.4   $ (147.6)  $  (64.4)
                                              ========   ========   ========   ========   ========
EARNINGS (LOSS) PER COMMON SHARE(D)
  Primary...................................  $   5.19   $   5.05   $    .84   $  (3.33)
  Fully diluted.............................  $   4.53   $   4.33
FINANCIAL POSITION
  Working capital...........................  $  660.6   $  767.9   $  706.9   $  571.9   $  498.0
  Property, plant and equipment, net........   2,027.4    1,611.9    1,523.3    1,571.1    1,626.5
  Total assets..............................   3,298.7    3,135.0    2,958.8    2,973.6    2,871.2
  Long-term debt............................     672.0      708.9      851.9      925.2      853.3
  Total debt................................     710.4      845.9      915.5      988.2      882.7
  Stockholders' equity......................   1,640.8    1,399.3    1,162.1    1,099.6    1,211.7
OTHER DATA
  Total debt to invested capital............      30.2%      37.7%      44.1%      47.3%      42.2%
  Return on sales...........................       7.9%       8.1%       1.7%      (5.9)%     (2.6)%
  Return on average stockholders' equity....      16.4%      18.5%       4.1%     (12.0)%     (5.1)%
  Return on average invested capital........      13.5%      14.1%       4.8%      (4.2)%     (1.6)%
  Book value per share(e)...................  $  30.00   $  25.73   $  21.45   $  20.38

---------------

(a) Included in 1996 is a pre-tax gain of $71.7 ($36.7 after-tax) related to the sale of certain fabricated products businesses, a pre-tax gain of $92.8 ($55.1 after-tax) related to the sale of mining interests and a pre-tax gain of $78.4 ($48.6 after-tax) related to the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction plant. Included in 1995 is a pre-tax gain of $128.8 ($81.3 after-tax) related to the sale of a 14 percent interest in each of the Intalco and Eastalco primary aluminum reduction plants. Included in 1994 is a pre-tax gain of $6.6 ($4.0 after-tax) related to the sale of an Australian mining investment.
(b) Includes capitalized interest of $7.5 in 1996, $5.4 in 1995, and $41.7 in 1992.
(c) The 1993 results include a charge of $3.8 (net of $2 tax benefit) for postemployment benefits related to the adoption of SFAS No. 112. The 1992 results include a charge of $79.8 (net of $46.7 tax benefit) for post retirement health care and life insurance benefits related to the adoption of SFAS No. 106 and a $78.8 tax benefit related to the adoption of SFAS No. 109.
(d) Per share data for 1993 are calculated on a pro forma basis using 44,354,000 average shares outstanding from November 15, 1993 through December 31, 1993, as if such shares were outstanding throughout the year. Fully diluted earnings per common share are omitted when anti-dilutive.
(e) Book value per share amounts are determined as if the Series A Preferred Stock, which was converted to Common Stock in December 1996, had been converted to Common Stock in each year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (Millions of dollars, except per tonne amounts)

INTRODUCTION

     The Company is an integrated producer of aluminum products, operating in a single segment: aluminum processing. Using purchased alumina, the raw material used to produce aluminum, the Company produces primary aluminum employing an electrolytic process. Primary aluminum products are sold externally or further processed into a broad range of semi-fabricated and fabricated products. The Company's products are sold to a wide variety of markets, including transportation, distributors, building and construction, consumer durables, and packaging. The following should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which are contained elsewhere herein.

     Net earnings for the year ended December 31, 1996 totalled $250.0 as compared to net earnings of $237.4 for the year ended December 31, 1995 and net earnings of $46.7 for the year ended December 31, 1994. The 1996 and 1995 results represent the Company's third and fourth, respectively, most profitable years since its incorporation in 1973.

     Since becoming an independent public corporation in late 1993, management has made significant progress in implementing a strategic plan designed to strengthen the Company's balance sheet, enhance stockholder value and position the Company for future growth. A significant component of this strategy includes the sale of certain noncore assets and mature, low growth businesses, with reinvestment of proceeds into high growth potential, core businesses. In the three years ended December 31, 1996, the Company has completed the sale of several such non-essential businesses and assets totalling $770 and has invested nearly $1 billion into business expansion and strategic acquisitions. Proceeds from the aforementioned sales include the following notable transactions:

     - $235.0 from mining investments in Australia and Mexico;

     - $236.9 from excess primary aluminum capacity; and

     - $246.6 from the sale of certain fabricated products businesses ("Fab Products") in the United States and Europe.

Dispositions in 1996 generated after-tax gains of $140.4 and raised proceeds of $495.9, which exceeded the total cost of the $436.5 Cressona Aluminum Company ("Cressona") acquisition in January 1996 and enabled the Company to retire the debt acquired and incurred to finance that acquisition. These transactions have reduced the Company's exposure to the domestic building and construction market and increased its presence in the higher growth transportation and distribution sectors. Dispositions in 1995 generated an after-tax gain of $81.3 and raised proceeds of $147.6. In 1994, dispositions generated an after-tax gain of $4.0 and raised proceeds of $75.0. These gains have been excluded from earnings from operations in the Company's financial statements. In addition, proceeds of $6.1, $3.2 and $42.2 were received in 1996, 1995 and 1994, respectively, from the sale of various other assets.

     Parallel with the progress of its strategic plan, the Company's balance sheet has been substantially strengthened. Total stockholders' equity exceeds $1.6 billion at December 31, 1996, up almost 50 percent since the Company became an independent public corporation. The ratio of total debt to invested capital was 30 percent at December 31, 1996, compared to 38 percent and 44 percent at December 31, 1995 and 1994, respectively.

EARNINGS FROM OPERATIONS

     Earnings from operations for the year ended December 31, 1996 totalled $231.9 compared to earnings of $305.8 for the year ended December 31, 1995 and of $134.0 for the year ended December 31, 1994. The lower 1996 earnings from operations is attributable to lower aluminum prices and higher raw material, research, business and product development costs. Included in 1996 earnings is $3.7 related to the liquidation of LIFO inventories and $2.1 from the sale of pollution credits. Included in 1995 earnings is a $7.3 reduction in the sheet mill operations restructuring liability to account for lower than expected costs, $5.1 from gains on sales of assets, and $1.4 related to the liquidation of LIFO inventories. The 1994 earnings include $5.2 of income related to the liquidation of LIFO inventories and $2.3 in net gains on sales of assets.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
Net sales:
  Aluminum processing:
     Primary products.......................................  $  658.9    $  724.5    $  592.7
     Semi-fabricated products(1)............................   1,639.5     1,235.4     1,264.2
     Fabricated products(1).................................     860.9       966.2       897.6
                                                              --------    --------    --------
                                                              $3,159.3    $2,926.1    $2,754.5
                                                              ========    ========    ========
Earnings from operations:
  Aluminum processing.......................................  $  275.6    $  339.7    $  173.3
  Corporate.................................................     (43.7)      (33.9)      (39.3)
                                                              --------    --------    --------
                                                              $  231.9    $  305.8    $  134.0
                                                              ========    ========    ========
Sources and shipments (thousands of tonnes):
  Sources of metal (unaudited)
     Primary aluminum production............................     686.3       650.9       680.7
     Aluminum purchases.....................................     419.6       355.3       364.5
                                                              --------    --------    --------
                                                               1,105.9     1,006.2     1,045.2
                                                              ========    ========    ========
  Metal shipments (unaudited)
     Aluminum processing:
     Primary products.......................................     374.3       416.6       423.8
     Semi-fabricated products(1)............................     574.5       414.3       488.7
     Fabricated products(1)(2)..............................     133.3       142.6       166.8
                                                              --------    --------    --------
                                                               1,082.1       973.5     1,079.3
                                                              ========    ========    ========

---------------

(1) In conjunction with the Fab Products sale, net sales and shipments for the Company's Magnolia operation have been reclassified to Semi-fabricated products. Magnolia, which manufactures shower and tub enclosures, stadium seating and other extruded products, has been transferred into the Company's extrusions business.
(2) Included in Fabricated products metal shipments are billet shipments of 28.6, 26.8 and 51.7 thousand tonnes for the years ended December 31, 1996, 1995 and 1994, respectively.

NET SALES AND SHIPMENTS

     The Company generated record sales of $3,159.3 on record aluminum shipments of approximately 1.1 million tonnes in 1996. Sales of $2,926.1 in 1995 and $2,754.5 in 1994 were generated on aluminum shipments of approximately 1.0 and
1.1 million tonnes, respectively. The Company's net sales are sensitive to changes in the world pricing of primary aluminum. The price sensitivity impacts substantially all of the Company's products to varying degrees, with less impact on the more specialized and value added products.

     The LME cash price averaged $1,510 per tonne in 1996 compared with $1,810 and $1,480 per tonne in 1995 and 1994, respectively. The LME price declined during 1996 from a January 1996 average of $1,590 per tonne to a December 1996 average of $1,500 per tonne. Net sales for 1996 reflect the impact of the annual average price decline. Sales growth of 6 percent in 1995 is attributable to improved pricing offset somewhat by a decline in shipments.

     Primary products' external net sales in 1996 decreased nine percent on shipment declines of ten percent directly resulting from higher internal consumption from downstream operations. Primary production rose in 1996 as idled capacity restarts of approximately 90,000 tonnes, which were announced in November 1995, were completed in January 1996. The Company's smelter network is currently operating at or above full nameplate capacity.

     Primary products' external net sales in 1995 increased 22 percent on shipment declines of two percent, having benefited from overall higher realized selling prices in 1995 as compared to 1994. Primary production declined four percent in 1995, reflecting the sale of a 14 percent undivided interest in the Intalco and Eastalco aluminum reduction facilities on March 31, 1995.

     Semi-fabricated products' net sales in 1996 increased 33 percent over 1995, principally due to shipment increases of 39 percent. Substantially all of the 1996 increase in shipments was generated through the acquisition of Cressona, which more than doubled the capacity of the Company's extrusion business, creating an organization regarded as having the world's largest soft-alloy extrusion manufacturing capacity. Slightly offsetting the impact of higher shipments were lower prices in the Company's sheet mill operations. The sheet industry continues to experience low pricing due to overcapacity which has resulted primarily from displaced can sheet capacity. To address the issue of low prices, the Company is upgrading its sheet facilities and is focusing its manufacturing and marketing efforts on higher margin niche products while transitioning away from commodity sheet products.

     Semi-fabricated products' net sales in 1995 declined two percent from 1994 on shipment declines of 15 percent. The decline in shipments principally reflects the closure of two sheet mill operations at Joliet, Illinois, and Riverside, California, along with the impact of the August 1994 disposition of an aluminum distribution business. The decline in shipments was offset by higher realized prices in all businesses, particularly from strong demand of extruded products in the transportation industry.

     Fabricated products' net sales in 1996 declined 11 percent on a seven percent decline in shipments. The Company sold Fab Products, which had sales of $485.0 in 1995 and $363.3 in 1996 through the date of disposition, on September 25, 1996. This decline in sales was partially offset by an increase in sales to the domestic building and construction market. General economic conditions in the United States have had a positive impact on the domestic building and construction markets, while European architectural sales declined because of sluggish economic conditions in major European markets.

     Fabricated products' 1995 net sales increased eight percent on a decline in shipments of 15 percent. Higher realized pricing at all the Fabricated products businesses more than offset lower volumes. Approximately 50 percent of the volume decline in 1995 resulted from lower external billet sales in a secondary aluminum operation in Europe.

COST AND EXPENSES

     The Company's cost and expenses were $2,927.4 for 1996 compared to $2,620.3 for 1995 and $2,620.5 for 1994. The increase in total cost and expense levels in 1996 reflects the expanded volume from the Company's extrusion operations combined with increases in raw material, research, business and product development costs, partially offset by a volume reduction associated with the Fab Products disposition.

     In 1995, the Company incurred certain costs associated with the effects of production curtailments, higher raw material and power costs, and external aluminum purchases. However, total cost of goods sold remained flat in 1995 in comparison to 1994 due to lower shipments.

     Primary production during 1995 and 1994 was below total nameplate capacity due to curtailments at the Company's Intalco and Mt. Holly primary aluminum reduction facilities. These curtailments were made in response to certain power curtailments initiated by the Bonneville Power Administration, a supplier of power to the Intalco facility, and the then prevailing low world pricing of aluminum. During the fourth quarter of 1995, in response to the anticipated increase in demand for primary aluminum from the Company's downstream businesses and the availability of favorably priced power, the Company announced the restart of its curtailed capacity. The restarts were completed by January 1996 and the facilities are currently operating at capacity.

     Depreciation expense increased 27 percent in 1996 principally due to the expansion of the Company's extrusions business and the effects of recent capital spending programs. In 1995, depreciation expense decreased 5 percent compared with 1994, primarily as a result of asset sales.

OTHER ITEMS AFFECTING NET EARNINGS

  Other income, net

     Other income, net for the years ended December 31, 1996, 1995 and 1994 was $10.6, $7.3 and $4.4, respectively. Included in 1996 and 1995, respectively, are $18.6 and $11.6 for dividends received from Mexican mining operations. Included in 1994 are $12.6 for dividends received from Mexican mining operations and a $1.9 loss from Alumax's equity share of operating results from an investment in Australian mining operations. The Company sold its investments in the Mexican and Australian mining operations during 1996 and 1994, respectively.

  Interest expense, net

     Gross interest expense was $74.1, $81.6 and $78.2 for the years ended December 31, 1996, 1995 and 1994. Gross interest expense in 1996 decreased due to lower interest rates compared to 1995. Gross interest expense in 1995 was higher than in 1994 due to higher interest rates partially offset by lower average borrowings. Interest income for the years ended December 31, 1996, 1995 and 1994 was $3.8, $10.8 and $5.6, respectively. Interest income was higher in 1995 due to higher interest rates and higher overall cash balances. Capitalized interest in 1996 was $7.5 as compared to $5.4 in 1995.

  Income taxes

     The income tax provision for the year ended December 31, 1996 was $172.6 compared to an income tax provision of $139.1 and $25.7 in 1995 and 1994, respectively. Effective tax rates differ from the statutory rate due to provisions for prior years and provisions for state and foreign taxes. In addition, the 1996 repatriation of foreign earnings associated with the sale of Fab Products' businesses in Western Europe also contributed to an effective tax rate higher than the statutory rate. In the first quarter of 1995, the Company reversed a $13.4 federal income tax valuation allowance in anticipation of utilization of the asset. This deferred tax asset has been subsequently realized.

STRATEGIC TRANSACTIONS

     The Company periodically implements strategic actions which it believes afford it the opportunity to redeploy resources to enhance profitability and growth. During 1996, 1995 and 1994 the following notable strategic transactions occurred:

                                                  DISPOSITION   ACQUISITION   PRE-TAX   AFTER-TAX
                                                   PROCEEDS        COST        GAIN       GAIN
                                                  -----------   -----------   -------   ---------
1996:
  Fab Products..................................    $246.6                    $ 71.7     $ 36.7
  Mexican Mining Investment.....................     160.0                      92.8       55.1
  Excess Primary Aluminum Capacity..............      89.3                      78.4       48.6
  Cressona Aluminum Company.....................                  $436.5
                                                    ------        ------      ------     ------
                                                    $495.9        $436.5      $242.9     $140.4
                                                    ======        ======      ======     ======
1995:
  Excess Primary Aluminum Capacity..............    $147.6                    $128.8     $ 81.3
                                                    ======                    ======     ======
1994:
  Australian Mining Investment..................    $ 75.0                    $  6.6     $  4.0
                                                    ======                    ======     ======

  Dispositions

     On September 25, 1996, the Company sold certain fabricated products businesses in Western Europe and in the United States for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7, net of a $35.0 tax provision, in the third quarter of 1996.

     In June 1996, the Company sold its investment in Mexican mining interests for total consideration of $160 in cash. The Company recorded an after-tax gain of $55.1, net of a $37.7 tax provision, in the second quarter of 1996.

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

     In March 1994, the Company sold a 37 percent undivided interest in Australian mining interests for $75.0 in cash. The Company recorded an after-tax gain of $4.0, net of a $2.6 tax provision, in the first quarter of 1994.

  Acquisition

     On January 31, 1996, the Company purchased all of the common shares of privately held Cressona for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, accounts payable, debt and other liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

     The transaction has been accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under available credit facilities. All of these borrowings have been repaid.

  Pro Forma Information

     The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and primary earnings per common share for 1996 and 1995, respectively, as if the acquisition of Cressona and the sale of Fab Products each occurred on January 1, 1996 and 1995. The pro forma adjustments for 1996 include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through December 1996.

                                                                      FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                    1996              1995
                                                                  --------          --------
            Net sales...........................................  $2,830.3          $2,910.1
            Net earnings........................................  $  243.6          $  238.6
            Primary earnings per common share...................  $   5.05          $   5.07

     The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 or 1995, nor are they intended to be a projection of future results.

LIQUIDITY AND CAPITAL RESOURCES

  Operating activities

     Operations provided cash of $193.0 in 1996, compared to $254.7 in 1995 and $10.5 in 1994. Lower cash flow is directly related to the decrease in earnings from operations partially offset by working capital reductions, net of the effects of the Cressona acquisition and the sale of Fab Products. Cash flow in 1994 and 1995 was negatively impacted by $14.5 and $3.0, respectively, due to advance payments from a customer received in 1993 for future shipments of primary aluminum. In addition, the Company incurred $14.9 and $42.9 of cash costs during 1995 and 1994, respectively, related to the 1993 restructuring of its sheet mill operations, which has been substantially completed.

  Investing activities

     Cash used in investing activities was $177.7 in 1996 compared with cash used of $62.9 and cash provided of $36.8 in 1995 and 1994, respectively. As described under "Strategic Transactions," the Company received net cash of $59.4, $147.6 and $75 in connection with notable strategic transactions during 1996, 1995 and 1994, respectively. Additional proceeds of $6.1, $3.2 and $42.2 were received in 1996, 1995 and 1994, respectively from the sale of various other assets. Capital expenditures were $243.2 in 1996 compared with $213.7 in 1995 and $80.4 in 1994.

     During 1997, capital expenditures are expected to approximate $350 as the Company continues its program of investing capital in new markets, technology and facilities. As part of the 1997 capital spending, the Company, through its subsidiary, Alumax Mill Products, Inc., exercised its option to purchase its leased Texarkana rolling mill facility in November 1997 for approximately $97 in cash. Further, during 1996, the Company entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China for the annual production of 8,000 to 10,000 tonnes of light gauge aluminum foil for China's packaging market. Alumax will invest $38 of cash in the joint venture to develop a continuous cast foil operation. As of December 31, 1996, the Company has invested approximately $13 of cash in the joint venture.

  Financing activities

     Financing activities during 1996 consumed $186.6 of cash compared with cash consumed of $78.9 in 1995 and $82 in 1994. The Company borrowed $375 under available credit facilities in January 1996 to finance the acquisition of Cressona. During the year, these borrowings were fully repaid. Total debt repayments of $552.3 in 1996 also include $136.6 of early retirements, principally consisting of $39.3 of Cressona debt acquired and a $90.7 promissory note due in May 1996. Debt repayments of $69.6 and $72.7 in 1995 and 1994, respectively, included early retirements and prepayments of $7.6 and $35.2, respectively. There were no new borrowings in 1995 or 1994. Dividends totalling $9.3 per annum were paid to holders of Alumax Series A Preferred Stock in 1996, 1995 and 1994. At December 31, 1996, 1995 and 1994, the Company's total debt to invested capital was 30.2 percent, 37.7 percent and 44.1 percent, respectively. Total debt outstanding was $710.4, $845.9 and $915.5, at December 31, 1996, 1995 and 1994, respectively.

     In May 1995, the Company entered into a $400 revolving credit facility (the "Credit Agreement") to replace its then existing revolving credit facility, which was terminated. The Credit Agreement has a term of five years, expiring in May 2000, with no provision for reduction in commitments during its term. Interest on outstanding balances will be based on either a base rate or LIBOR option. At December 31, 1996, the entire amount of the facility was available to the Company. The Credit Agreement contains provisions for restricting the incurrence of indebtedness by subsidiaries, as well as financial and other covenants. Under the Credit Agreement, the Company and its consolidated subsidiaries collectively are required to maintain tangible net worth of at least $700 at any time, and the Company and certain of its subsidiaries, excluding the Lauralco Project Group (see Note 6 to the Financial Statements included elsewhere herein), are collectively required to maintain a ratio of tangible net assets to funded debt of at least 2.0 to 1.0 at any time.

     On January 17, 1996, the Company entered into a $400 bridge loan facility to finance the acquisition of Cressona. All amounts outstanding under this facility have been repaid and the facility has been retired.

     For further information relating to the Company's loan and credit facilities and for a description of certain provisions contained in a loan agreement which restrict the Company's ability to pay dividends, see Note 6 to the Financial Statements included elsewhere herein. Under this restriction, at December 31, 1996, $439.8 of retained earnings were available for the payment of dividends on common stock.

     Management believes current cash balances, anticipated cash flows from operations and available funds from the revolving credit facility described above are sufficient to meet the Company's planned level of capital spending and to service its debt. As a result, in April 1996, the Company withdrew its shelf registration with the Securities and Exchange Commission covering the issuance of up to 9.2 million shares of common stock.

     On November 4, 1996, the Company announced that it was redeeming all of the outstanding shares of its $4.00 Series A Convertible Preferred Stock ("Preferred Stock"), par value $1.00 per share, on December 18, 1996. Each share of the Preferred Stock was redeemable at a price of $52.40 per share, plus an amount equal to the quarterly dividend accrued on each share through the redemption date for a total cash redemption price of $52.60 per share. As an alternative to redemption, each share of the Preferred Stock was convertible at the option of the holder into 4.11489 shares of the Company's Common Stock until the close of business on December 4, 1996. In December 1996, the outstanding shares of Preferred Stock were converted into approximately 9.6 million shares of Alumax Common Stock.

  Income Taxes

     The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc., the Company's former parent company, and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through December 31, 1996, would be approximately $276. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court"), seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. A decision by the Court is expected in late 1997. Payment of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part, in the year of payment and within the carryforward period, the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition.

  Risk Management

     The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counterparty nonperformance under financial instrument agreements at December 31, 1996 is not significant.

     The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures contracts which effectively convert forward fixed price arrangements to market prices in order to meet overall strategic objectives. Such contracts covered approximately 177,875 tonnes of aluminum at December 31, 1996 and mature at various dates through 1999. Gains or losses with respect to these positions are reflected in earnings concurrent with consummation of the underlying fixed price transaction. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of the underlying fixed price transactions.

     The Company also may, from time to time, establish a floor selling price for varying quantities of future production, while preserving the opportunity to participate in upward price movements. This may be accomplished by entering into forward sales of primary aluminum and purchases of call options, which together provide the same price protection as purchasing put options, or by purchasing put options alone, in a manner which correlates with the Company's production and sales of primary aluminum. The strategy may be modified from time to time. At December 31, 1996, the Company's commitments with respect to these financial instruments covered approximately 324,000 tonnes of future production. The book value and market value of these financial instruments were $16.8 and $7.4, respectively, at December 31, 1996.

     Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company may utilize forward foreign currency contracts. At December 31, 1996, the Company had outstanding $106 in forward foreign currency contracts which principally mature during 1997. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign denominated transactions. If these contracts had been terminated at December 31, 1996, the Company would have received approximately $1.3.

     The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At December 31, 1996, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with notional amounts totalling $400 through October 26, 2000 and an interest rate cap with a notional amount of $150 expiring October 26, 1998. This program is designed to effectively cap interest rate exposure at a maximum of approximately nine percent through October 26, 2000. The effective rate on this debt amounted to 8.5 percent, 9.2 percent and 8.0 percent for the years ended December 31, 1996, 1995 and 1994, respectively. The Company would have paid approximately $37.9 to terminate these interest rate agreements at December 31, 1996.

     The Company also purchases natural gas for its operations and enters into forward contracts to eliminate the volatility in prices. At December 31, 1996, none of these contracts is material.

  Environmental Matters

     The Company has been named as a defendant or identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws by governmental agencies and private parties at 39 pending waste disposal sites which, in most instances, were owned and operated by third parties. Management periodically evaluates such matters and records or adjusts liabilities for remediation and other costs and potential damages when expenditures for such costs are considered probable and can be reasonably estimated.

     The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, their years of operation, and the number of other past users, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or ongoing results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company. The Company's environmental reserves totalled $29.6 and $22.8 at December 31, 1996 and 1995, respectively ($27.2 at December 31, 1995 with the inclusion of Cressona). Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves. Although the Company believes it has coverage for some environmental claims under certain insurance policies, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of such costs. Insurance recoveries were not considered in establishing reserves for any of these sites absent an agreement between the carriers and the Company.

     Management does not anticipate that commitments, operating expenses or capital expenditures for environmental compliance through and including the next fiscal year will have a material adverse effect on the Company's financial condition or ongoing results of operations. Based on historical trends toward tighter environmental standards, however, it appears likely that the Company will incur additional expenditures to remain in compliance with federal and state environmental laws. See also "Business -- Environmental Matters" in Part I hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   29
Statements of Earnings for the Years Ended December 31,
  1996, 1995 and 1994.......................................   30
Statements of Financial Position at December 31, 1996 and
  1995......................................................   31
Statements of Cash Flows for the Years Ended December 31,
  1996, 1995 and 1994.......................................   32
Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1996, 1995 and 1994....................   33
Notes to Financial Statements...............................   34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Alumax Inc.

     We have audited the accompanying statements of financial position of Alumax Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alumax Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
January 27, 1997

                                  ALUMAX INC.

                             STATEMENTS OF EARNINGS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                 NOTE        1996          1995          1994
                                                 ----      --------      --------      --------
                                                              (IN MILLIONS, EXCEPT PER SHARE
                                                                         AMOUNTS)
NET SALES......................................            $3,159.3      $2,926.1      $2,754.5
Cost and expenses:
  Cost of goods sold...........................             2,522.0       2,285.7       2,290.1
  Selling and general..........................               267.3         225.5         215.3
  Depreciation and amortization................               138.1         109.1         115.1
                                                           --------      --------      --------
                                                            2,927.4       2,620.3       2,620.5
                                                           --------      --------      --------
EARNINGS FROM OPERATIONS.......................               231.9         305.8         134.0
Gain on sales of assets........................    2          242.9         128.8           6.6
Interest expense, net..........................   13          (62.8)        (65.4)        (72.6)
Other income, net..............................   14           10.6           7.3           4.4
                                                           --------      --------      --------
EARNINGS BEFORE INCOME TAXES...................               422.6         376.5          72.4
Income tax provision...........................    4          172.6         139.1          25.7
                                                           --------      --------      --------
NET EARNINGS...................................               250.0         237.4          46.7
Preferred dividends............................   10           (9.3)         (9.3)         (9.3)
                                                           --------      --------      --------
EARNINGS APPLICABLE TO COMMON SHARES...........            $  240.7      $  228.1      $   37.4
                                                           ========      ========      ========
Earnings per common share:
  Primary......................................   10       $   5.19      $   5.05      $    .84
                                                           ========      ========      ========
  Fully diluted................................   10       $   4.53      $   4.33
                                                           ========      ========
Weighted average shares outstanding:
  Primary......................................                46.4          45.2          44.8
                                                           ========      ========      ========
  Fully diluted................................                55.2          54.8          54.4
                                                           ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                        STATEMENTS OF FINANCIAL POSITION

                                                                           DECEMBER 31,
                                                                      ----------------------
                                                              NOTE      1996          1995
                                                              ----    --------      --------
                                                                      (MILLIONS OF DOLLARS,
                                                                         EXCEPT PER SHARE
                                                                             AMOUNTS)
                                           ASSETS
Current Assets:
  Cash and equivalents......................................          $   34.6      $  205.9
  Accounts receivable, less allowance for doubtful accounts
     (1996-$16.6; 1995-$17.7)...............................             439.1         437.8
  Inventories...............................................   3         519.9         558.3
  Deferred income taxes.....................................   4          54.5          69.4
  Other current assets......................................              37.7          19.6
                                                                      --------      --------
          Total current assets..............................           1,085.8       1,291.0
                                                                      --------      --------
Noncurrent Assets:
  Property, plant and equipment, net........................   5       2,027.4       1,611.9
  Deferred income taxes.....................................   4          40.4          44.9
  Other assets..............................................             145.1         187.2
                                                                      --------      --------
          Total noncurrent assets...........................           2,212.9       1,844.0
                                                                      --------      --------
TOTAL ASSETS................................................          $3,298.7      $3,135.0
                                                                      ========      ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................          $  162.6      $  148.8
  Accrued liabilities.......................................             224.2         237.3
  Current maturities of long-term debt......................   6          38.4         137.0
                                                                      --------      --------
          Total current liabilities.........................             425.2         523.1
                                                                      --------      --------
Noncurrent Liabilities:
  Long-term debt............................................   6         672.0         708.9
  Postretirement health care................................   8         161.8         162.0
  Deferred income taxes.....................................   4         154.0         125.7
  Other liabilities.........................................             244.9         216.0
                                                                      --------      --------
          Total noncurrent liabilities......................           1,232.7       1,212.6
                                                                      --------      --------
Commitments and Contingencies...............................   9
Stockholders' Equity:
  Preferred stock of $1.00 par value -- authorized
     50,000,000 shares; issued and outstanding 2,333,320
     shares of Series A Convertible Preferred Stock in
     1995...................................................  10            --           2.3
  Common stock of $.01 par value -- authorized 200,000,000
     shares; issued and outstanding 54,692,057 shares in
     1996 and 44,780,179 shares in 1995.....................  10            .5            .4
  Paid-in capital...........................................             920.2         909.5
  Retained earnings.........................................             724.3         483.6
  Cumulative foreign currency translation adjustment........              (4.2)          3.5
                                                                      --------      --------
          Total stockholders' equity........................           1,640.8       1,399.3
                                                                      --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................          $3,298.7      $3,135.0
                                                                      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                            STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER
                                                                 -----------------------------
                                                         NOTE     1996       1995       1994
                                                         ----    -------    -------    -------
                                                                     (MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.........................................          $ 250.0    $ 237.4    $  46.7
  Reconciliation of net earnings to net cash provided
     by operating activities:
  Depreciation and amortization........................            138.1      109.1      115.1
  Provision for doubtful accounts......................              5.2        2.7        4.7
  Gain on sales of assets..............................    2      (242.1)    (133.9)      (8.9)
  Deferred income taxes................................    4        47.7       50.8       11.9
  Other noncash items..................................              8.5        5.7        6.0
  Changes in operating assets and liabilities, net of
     effects of acquisition/dispositions:
     Accounts receivable...............................            (25.4)        .3     (106.3)
     Inventories.......................................    3        17.7      (60.0)      27.3
     Other current assets..............................            (21.8)      57.4      (39.7)
     Accounts payable and accrued liabilities..........              9.8      (51.2)     (30.6)
     Net change in other noncurrent assets and
       liabilities.....................................              5.3       36.4      (15.7)
                                                                 -------    -------    -------
     Net cash provided by operating activities.........            193.0      254.7       10.5
                                                                 -------    -------    -------
INVESTING ACTIVITIES:
  Dispositions, net of cash sold.......................            502.0      150.8      117.2
  Acquisitions, net of cash acquired...................           (436.5)        --         --
  Capital expenditures.................................           (243.2)    (213.7)     (80.4)
                                                                 -------    -------    -------
     Net cash provided by (used in) investing
       activities......................................           (177.7)     (62.9)      36.8
                                                                 -------    -------    -------
FINANCING ACTIVITIES:
  Repayments of long-term and short-term debt..........    6      (552.3)     (69.6)     (72.7)
  Proceeds from long-term and short-term debt..........    6       375.0         --         --
  Dividends paid.......................................   10        (9.3)      (9.3)      (9.3)
                                                                 -------    -------    -------
     Net cash used in financing activities.............           (186.6)     (78.9)     (82.0)
                                                                 -------    -------    -------
Net increase (decrease) in cash and equivalents........           (171.3)     112.9      (34.7)
Cash and equivalents at beginning of year..............            205.9       93.0      127.7
                                                                 -------    -------    -------
Cash and equivalents at end of year....................          $  34.6    $ 205.9    $  93.0
                                                                 =======    =======    =======
Supplemental Cash Flow Information:
  Income taxes paid, net...............................          $  98.0    $  84.0    $  10.0
  Interest paid, net of amounts capitalized............          $  66.5    $  72.8    $  83.9

   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 1996               1995               1994
                                           ----------------   ----------------   ----------------
                                   NOTE    SHARES    AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT
                                   ----    ------    ------   ------    ------   ------    ------
                                                               (IN MILLIONS)
Preferred Stock
  At January 1...................             2.3    $  2.3      2.3    $  2.3      2.3    $  2.3
  Conversion to common stock.....   10       (2.3)     (2.3)      --        --       --        --
                                           ------    ------   ------    ------   ------    ------
  At December 31.................              --        --      2.3    $  2.3      2.3    $  2.3
                                           ======    ======   ======    ======   ======    ======
Common Stock
  At January 1...................            44.8    $   .4     44.6    $   .4     44.4    $   .4
  Conversion of preferred
     stock.......................   10        9.6        .1
  Employee stock issuances.......    7         .3                 .2                 .2
                                           ------    ------   ------    ------   ------    ------
  At December 31.................            54.7    $   .5     44.8    $   .4     44.6    $   .4
                                           ======    ======   ======    ======   ======    ======
Paid-in Capital
  At January 1...................                    $909.5             $903.8             $897.8
  Conversion of preferred
     stock.......................   10                  2.2
  Employee stock issuances.......    7                  8.5                5.7                6.0
                                                     ------             ------             ------
  At December 31.................                    $920.2             $909.5             $903.8
                                                     ======             ======             ======
Retained Earnings
  At January 1...................                    $483.6             $255.5             $218.1
  Net earnings...................                     250.0              237.4               46.7
  Dividends on preferred stock...   10                 (9.3)              (9.3)              (9.3)
                                                     ------             ------             ------
  At December 31.................                    $724.3             $483.6             $255.5
                                                     ======             ======             ======
Cumulative Foreign Currency
  Translation Adjustment
  At January 1...................                    $  3.5             $   .1             $(19.0)
  Adjustment for foreign currency
     translation.................                      (7.7)               3.4               19.1
                                                     ------             ------             ------
  At December 31.................                    $ (4.2)            $  3.5             $   .1
                                                     ======             ======             ======

   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The financial statements include the consolidated accounts of all majority-owned subsidiaries over which Alumax Inc. ("Alumax" or the "Company") maintains control. Investments in companies over which the Company has significant influence, but not a controlling interest, are carried on the equity method of accounting. Investments in companies over which the Company lacks significant influence are carried on the cost method of accounting. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents -- Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with a maturity at date of acquisition of three months or less.

     Financial Instruments -- The Company may, from time to time, utilize certain financial instruments in connection with its risk management. Amounts to be paid or received on interest rate swaps and caps are included in interest expense on an accrual basis. Amounts paid or received on settlement of future, forward and option contracts, including any cost to purchase the contracts, are recognized as a component of the related transaction and included in costs and expenses, except for amounts paid or received on settlement of aluminum contracts by the primary reduction facilities, which are included in net sales. The fair value of financial instruments is determined by reference to market value quotes, where available, and other valuation techniques, as appropriate.

     Inventories -- Inventories are stated at the lower of cost or market, with cost for a substantial portion of U.S. inventories determined under the last-in, first-out (LIFO) method. The cost of other inventories is principally determined under the first-in, first-out (FIFO) method.

     Property, Plant and Equipment -- Property, plant and equipment is recorded at cost. Depreciation and amortization of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of the assets. Certain pre-operating costs attributable to new operations of major facilities are deferred and amortized over a period of approximately three years. In determining impairment of facilities to be disposed, the Company includes direct holding costs during the disposal period in its measurement of net realizable value.

     Stock-Based Compensation -- Compensation cost is measured under the intrinsic value based method. Pro forma disclosures of net income and earnings per share are presented, as if the fair value based method had been applied.

     Revenue Recognition -- The Company recognizes revenue when title passes to the customer.

     Reclassifications -- Certain reclassifications have been made to prior years' financial statements to conform with the 1996 presentation.

                                  ALUMAX INC.

NOTE 2.  STRATEGIC TRANSACTIONS

     The Company periodically implements strategic actions which it believes afford it the opportunity to redeploy resources to enhance profitability and growth. During 1996, 1995 and 1994 the following notable strategic transactions occurred:

                                                  DISPOSITION   ACQUISITION   PRE-TAX   AFTER-TAX
                                                   PROCEEDS        COST        GAIN       GAIN
                                                  -----------   -----------   -------   ---------
1996:
  Fab Products..................................    $246.6                    $ 71.7     $ 36.7
  Mexican Mining Investment.....................     160.0                      92.8       55.1
  Excess Primary Aluminum Capacity..............      89.3                      78.4       48.6
  Cressona Aluminum Company.....................                  $436.5
                                                    ------        ------      ------     ------
                                                    $495.9        $436.5      $242.9     $140.4
                                                    ======        ======      ======     ======
1995:
  Excess Primary Aluminum Capacity..............    $147.6                    $128.8     $ 81.3
                                                    ======                    ======     ======
1994:
  Australian Mining Investment..................    $ 75.0                    $  6.6     $  4.0
                                                    ======                    ======     ======

  Dispositions

     On September 25, 1996, the Company sold certain fabricated products businesses ("Fab Products") in Western Europe and in the United States for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7, net of a $35.0 tax provision, in the third quarter of 1996.

     In June 1996, the Company sold its investment in Mexican mining interests for $160 in cash. The Company recorded an after-tax gain of $55.1, net of a $37.7 tax provision, in the second quarter of 1996.

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

     In March 1994, the Company sold a 37 percent undivided interest in Australian mining interests for $75.0 in cash. The Company recorded an after-tax gain of $4.0, net of a $2.6 tax provision, in the first quarter of 1994.

  Acquisition

     On January 31, 1996, the Company purchased all of the common shares of privately held Cressona for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, accounts payable, debt and other liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

     The transaction has been accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with

                                  ALUMAX INC.

cash on hand and $375 of borrowings obtained under available credit facilities. All of these borrowings have been repaid.

  Pro Forma Information

     The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and primary earnings per common share for 1996 and 1995, respectively, as if the acquisition of Cressona and the sale of Fab Products each occurred on January 1, 1996 and 1995. The pro forma adjustments for 1996 include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through December 31, 1996.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996          1995
                                                              --------      --------
Net sales...................................................  $2,830.3      $2,910.1
Net earnings................................................  $  243.6      $  238.6
Primary earnings per common share...........................  $   5.05      $   5.07

     The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 or 1995, nor are they intended to be a projection of future results.

NOTE 3.  INVENTORIES

     Inventories, at December 31, were comprised of:

                                                               1996     1995
                                                              ------   ------
Raw materials...............................................  $323.7   $361.6
Work in process.............................................    87.3    105.9
Finished products...........................................   108.9     90.8
                                                              ------   ------
                                                              $519.9   $558.3
                                                              ======   ======

     Approximately 78 percent and 72 percent of inventory at December 31, 1996 and 1995, respectively, have been determined under the LIFO cost basis. The excess of replacement cost over the LIFO basis of such inventory is approximately $74.0 and $101.2 at December 31, 1996 and 1995, respectively. The reduction in levels of LIFO valued inventories during 1996, 1995, and 1994 resulted in $3.7, and $1.4, and $5.2 of pre-tax income related to LIFO liquidation, respectively.

                                  ALUMAX INC.

NOTE 4.  INCOME TAXES

     The income tax provision is comprised of the following:

                                                             1996      1995     1994
                                                            ------    ------    -----
Current:
  Federal.................................................  $ 84.1    $ 67.8    $ 2.0
  Foreign.................................................    34.0      10.5      5.5
  State...................................................    13.1      10.3      6.3
                                                            ------    ------    -----
                                                             131.2      88.6     13.8
                                                            ------    ------    -----
Deferred:
  Federal.................................................    36.8      43.9      9.7
  Foreign.................................................     4.3       5.0      2.2
  State...................................................      .3       1.6       --
                                                            ------    ------    -----
                                                              41.4      50.5     11.9
                                                            ------    ------    -----
          Total...........................................  $172.6    $139.1    $25.7
                                                            ======    ======    =====

     The domestic and foreign components of earnings before income taxes are as follows:

                                                             1996      1995     1994
                                                            ------    ------    -----
Domestic..................................................  $396.4    $338.1    $45.0
Foreign...................................................    26.2      38.4     27.4
                                                            ------    ------    -----
          Total...........................................  $422.6    $376.5    $72.4
                                                            ======    ======    =====

     Reconciliation of the differences between income taxes computed at federal statutory tax rates and the Company's consolidated income tax provision follows:

                                                            1996       1995     1994
                                                           -------    ------    -----
Tax at federal statutory rate............................  $ 147.9    $131.8    $25.3
Foreign tax credits......................................   (110.4)       --       --
Sale of foreign businesses...............................     86.8        --       --
Foreign taxes in excess of federal statutory rate........     29.2       2.1     (1.9)
State income taxes, net of federal income tax benefit....     10.2       7.7      4.1
Valuation allowance reversal.............................       --     (13.4)      --
Other, net...............................................      8.9      10.9     (1.8)
                                                           -------    ------    -----
          Total..........................................  $ 172.6    $139.1    $25.7
                                                           =======    ======    =====

     The foreign provision for income taxes includes $28.7 of dividend withholding taxes.

                                  ALUMAX INC.

     The approximate tax effects of cumulative temporary differences at December 31 are as follows:

                                                               ASSET (LIABILITY)
                                                              --------------------
                                                               1996         1995
                                                              -------      -------
Accrued expenses............................................  $  52.2      $  40.5
Book versus tax basis of inventory..........................     (2.2)        (5.2)
Tax credit carryforwards....................................       --         30.0
Allowance for doubtful accounts.............................      4.5          4.1
                                                              -------      -------
Current, net................................................     54.5         69.4
                                                              -------      -------
Book versus tax basis of depreciable assets.................   (208.0)      (170.9)
Foreign capital cost allowance carryforward.................     59.8         64.2
Tax credit carryforwards....................................       --         10.1
Postretirement health care accrual..........................     56.6         56.7
Other.......................................................    (22.0)       (40.9)
                                                              -------      -------
Noncurrent, net.............................................   (113.6)       (80.8)
                                                              -------      -------
          Total, net........................................  $ (59.1)     $ (11.4)
                                                              =======      =======

     At December 31, 1996, the Company has $225.2 in foreign capital cost allowance carryforwards which accrued in periods prior to becoming an independent public corporation in 1993. The Company has not provided for domestic income taxes or foreign withholding taxes on $33.7 of foreign subsidiaries' undistributed earnings as of December 31, 1996, which are reinvested indefinitely.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

     Components of property, plant and equipment at December 31, are as follows:

                                                                1996          1995
                                                              --------      --------
Land and improvements.......................................  $   60.4      $   55.9
Machinery and equipment.....................................   2,455.1       2,079.5
Buildings...................................................     267.3         199.1
Other.......................................................     145.0         140.3
                                                              --------      --------
                                                               2,927.8       2,474.8
Less -- accumulated depreciation and amortization...........  (1,036.8)     (1,051.3)
                                                              --------      --------
                                                               1,891.0       1,423.5
Construction in progress....................................     136.4         188.4
                                                              --------      --------
                                                              $2,027.4      $1,611.9
                                                              ========      ========

                                  ALUMAX INC.

NOTE 6.  DEBT

     Debt at December 31, consists of:

                                                               1996        1995
                                                              ------      ------
Lauralco debt, payable 1997 to 2003 -- variable rate........  $645.0      $682.5
Promissory note -- 10.0%....................................      --        90.7
Revenue and pollution control bonds, payable 1997 to
  2015 -- 3.8% to 9.5%......................................    62.9        64.8
Other debt..................................................     2.5         7.9
                                                              ------      ------
                                                               710.4       845.9
Less -- current maturities..................................   (38.4)     (137.0)
                                                              ------      ------
          Total long-term debt..............................  $672.0      $708.9
                                                              ======      ======

     A project finance credit agreement was arranged in 1990 with a group of banks permitting borrowings of up to $750 to finance construction of a primary aluminum reduction plant in Quebec, Canada ("Lauralco Project Group"). The credit agreement required the Company to establish facilities to effectively limit the interest rate exposure on half of the commitment (Note 15). The Company's rights to the Lauralco Project Group, including its ownership of the reduction plant and its rights to various operating agreements, are pledged as collateral under the credit agreement. The net book value of reduction plant assets pledged is approximately $905.5 at December 31, 1996.

     The project finance credit agreement contains, among other restrictions, provisions limiting the declaration or payment of dividends to the Company by certain subsidiaries engaged in Lauralco activities.

     In May 1995, the Company entered into a $400 revolving credit facility (the "Credit Agreement") to replace its then existing revolving credit facility, which was terminated. The Credit Agreement has a term of five years, expiring in May 2000, with no provision for reduction in commitments during its term. Interest on outstanding balances will be based on either a base rate or LIBOR option. At December 31, 1996, the entire amount of the facility was available to the Company. The Credit Agreement contains provisions restricting the incurrence of indebtedness by subsidiaries, as well as financial and other covenants. Under the Credit Agreement, the Company and its consolidated subsidiaries are collectively required to maintain tangible net worth of at least $700 at any time, and the Company and certain of its subsidiaries, excluding the Lauralco Project Group, are collectively required to maintain a ratio of tangible net assets to funded debt of at least 2.0 to 1.0 at any time.

     On January 17, 1996, the Company entered into a $400 bridge loan facility to finance the Cressona acquisition. All amounts outstanding under this facility have been repaid and the facility has been terminated.

     The Company has a loan agreement that contains provisions restricting the payment of dividends on the Alumax Common Stock. At December 31, 1996, $439.8 of retained earnings are available for the payment of dividends on common stock under this restriction.

     Commitment and facility fees for revolving credit arrangements amounted to $.6 in 1996. The annual principal payments of long-term debt for the five-year period ending December 31, 2001 are: 1997-$38.4; 1998-$46.4; 1999-$68.9,
2000-$69.4 and 2001-$91.9.

NOTE 7.  EMPLOYEE PENSION AND THRIFT PLANS

     Pension plans cover substantially all employees of the Company and are generally non-contributory. The benefits of salaried employee plans are based on the projected unit credit method. The benefits of hourly

                                  ALUMAX INC.

employee plans are based on the unit credit method. The Company's funding policy is to meet minimum funding requirements.

     Net periodic pension cost is comprised of the following:

                                                               1996     1995     1994
                                                              ------   ------   ------
Service cost -- benefits earned during the period...........  $ 19.3   $ 15.6   $ 15.9
Interest cost on projected benefit obligations..............    23.7     20.9     18.8
Actual return on assets.....................................   (37.0)   (42.9)    (2.9)
Net amortization and deferral...............................    11.9     22.4    (19.8)
                                                              ------   ------   ------
  Net periodic pension cost.................................  $ 17.9   $ 16.0   $ 12.0
                                                              ======   ======   ======

     The following table sets forth the funded status of the Company's pension plans and amounts recognized in its statements of financial position at December 31, 1996 and 1995 for its pension plans:

                                                                            ABO EXCEEDS
                                                ASSETS EXCEED ABO             ASSETS
                                                -----------------         ---------------
                                                 1996      1995            1996     1995
                                                -------   -------         ------   ------
Actuarial present value of benefit
  obligations:
Vested benefit obligation.....................   $234.3    $174.5         $ 14.8   $ 58.8
                                                 ======    ======         ======   ======
Accumulated benefit obligation (ABO)..........   $257.1    $188.8         $ 16.8   $ 61.4
                                                 ======    ======         ======   ======
Projected benefit obligation..................   $314.9    $236.4         $ 19.2   $ 63.3
Plan net assets at fair value.................    336.5     242.7           10.7     47.1
                                                 ------    ------         ------   ------
Plan net assets in excess of (less than)
  projected benefit obligation................     21.6       6.3           (8.5)   (16.2)
Unrecognized net (gain) loss..................     (6.6)     13.9            5.5     10.3
Unrecognized prior service cost...............     15.3      11.0            1.3      6.8
Unrecognized transition amounts...............     (6.5)     (7.2)            .6      (.7)
                                                 ------    ------         ------   ------
Prepaid (accrued) pension costs...............   $ 23.8    $ 24.0         $ (1.1)  $   .2
                                                 ======    ======         ======   ======

     Plan assets consist of approximately 55 percent equities, 42 percent fixed income and 3 percent cash and cash equivalents at December 31, 1996.

     Key economic assumptions used in the above calculations at December 31, were:

                                                              1996    1995    1994
                                                              ----    ----    ----
Settlement discount rate....................................  7.5%    7.0%    8.0%
Rate of compensation increases..............................  5.0%    5.0%    5.8%
Expected long-term rate of return...........................  9.0%    9.0%    9.0%

     Defined contribution employee thrift plans cover substantially all salaried and certain hourly employees. Employee contributions are matched through Company issuances of Alumax Common Stock. Alumax Common Stock issuances amounted to $5.3, $4.9 and $5.3 in 1996, 1995 and 1994, respectively. Total administrative expenses of these plans paid by the Company amounted to $5.6, $5.3 and $4.7 in 1996, 1995 and 1994, respectively.

NOTE 8.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. A majority of the Company's domestic employees may become eligible for such benefits if they reach normal or, in certain cases, early retirement age while working for the Company.

                                  ALUMAX INC.

     The components of periodic cost for these postretirement benefits are as follows:

                                                            1996      1995      1994
                                                            -----    ------    ------
Service cost -- benefits earned during the period.........  $ 3.8    $  3.7    $  3.5
Interest cost on accumulated postretirement benefit
  obligation..............................................    9.2      10.0       8.7
Amortization of prior service cost and plan amendments....   (5.2)     (5.3)     (5.5)
Amortization of (gains) losses............................     .6       (.4)       .1
                                                            -----    ------    ------
Net periodic cost.........................................  $ 8.4    $  8.0    $  6.8
                                                            =====    ======    ======

     The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded at December 31, are as follows:

                                                               1996        1995
                                                              ------      ------
Accumulated postretirement benefit obligation (APBO):
  Retirees..................................................  $ 62.2      $ 61.2
  Fully eligible active plan participants...................    18.4        17.6
  Other active participants.................................    54.2        62.8
  Unrecognized prior service cost and plan amendments.......    22.4        31.4
  Unrecognized net gain (loss)..............................     4.6       (11.0)
                                                              ------      ------
Liability for postretirement health care and life insurance
  benefits..................................................  $161.8      $162.0
                                                              ======      ======

     For measurement purposes, a 10.1 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996. The rate was assumed to decrease gradually to 5 percent through the year 2009 and remain at that level thereafter. An increase in the assumed health care cost trend rates by one percent in each year would increase the APBO as of December 31, 1996 by 11 percent and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by 11 percent. The weighted-average discount rate used in determining the APBO as of December 31, 1996 and 1995 was 7.5 and 7.0 percent, respectively.

     In addition to providing postretirement benefits to eligible retired employees, the Company provides specified postemployment benefits to certain former or inactive employees. Substantially all domestic employees may become eligible to receive these benefits, which are either self-insured or provided through the Company's insurance carriers.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities, totalled $72.5 at December 31, 1996. Lease commitments for future periods are as follows: 1997-$25.8, 1998-$10.0, 1999-$6.7, 2000-$5.0, 2001-$4.2 and 2002 to 2013-$20.8. Rent expense amounted to $23.0, $25.8 and $22.5 in 1996, 1995 and 1994, respectively. The Company arranged for letters of credit in the amount of $182.0 at December 31, 1996, primarily relating to collateral support for certain financing arrangements and a power contract guarantee.

     The Company has a noncancelable long-term contract for the purchase of alumina and both noncancelable and cancelable contracts for electric power for its primary aluminum reduction plants. Power contracts for each plant, except for Intalco, and the alumina contract are with single suppliers. The power contracts expire in the years 2000 through 2014, subject to certain extension provisions. The alumina contract, with renewal options, expires in increments between 2007 and 2018. Contracted amounts of alumina and power approximate the Company's anticipated requirements.

                                  ALUMAX INC.

     On September 30, 1996, the Company, through its subsidiary, Alumax Mill Products, Inc., exercised its option to purchase its leased Texarkana rolling mill facility in November 1997 for approximately $97 in cash.

     During 1996, the Company entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China for the annual production of 8,000 to 10,000 tonnes of light gauge aluminum foil for China's packaging market. Alumax will invest $38 of cash in the joint venture to develop a continuous cast foil operation. As of December 31, 1996, the Company has invested approximately $13 of cash in the joint venture.

     The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. ("Amax"), the Company's former parent, and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through December 31, 1996, would be approximately $276. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. A decision by the Court is expected in late 1997. Payment of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part, in the year of payment and within the carryforward period, the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition.

     The Company has been named as a defendant or identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws by governmental agencies and private parties at 39 pending waste disposal sites which, in most instances, were owned and operated by third parties. Management periodically evaluates such matters and records or adjusts liabilities for remediation and other costs and potential damages when expenditures for such costs are considered probable and can be reasonably estimated.

     The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, their years of operation, and the number of other past users, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or ongoing results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company. The Company's environmental reserves totalled $29.6 and $22.8 at December 31, 1996 and 1995, respectively ($27.2 at December 31, 1995 with the inclusion of Cressona). Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves. Although the Company believes it has coverage for some environmental claims under certain insurance policies, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of such costs. Insurance recoveries were not considered in establishing reserves for any of these sites absent an agreement between the carriers and the Company.

                                  ALUMAX INC.

NOTE 10.  STOCKHOLDERS' EQUITY

  Preferred Stock

     On November 4, 1996, the Company announced that it was redeeming all of the outstanding shares of the $4.00 Series A Convertible Preferred Stock ("Preferred Stock"), par value $1.00 per share, on December 18, 1996. Each share of the Preferred Stock was redeemable at a price of $52.40 per share, plus an amount equal to the quarterly dividend accrued on each share through the redemption date for a total cash redemption price of $52.60 per share. As an alternative to redemption, each share of the Preferred Stock was convertible at the option of the holder into 4.11489 shares of the Company's common stock until the close of business on December 4, 1996. In December 1996, the outstanding shares of Preferred Stock were converted into approximately 9.6 million shares of Alumax Common Stock.

  Common Stock

     As of December 31, 1996, authorized and unissued shares of Alumax Common Stock were reserved for the following purposes: 2,408,500 for issuance of stock options and other stock compensation plans, 968,800 for issuance under employee thrift and 721,800 for issuance pursuant to employee deferred compensation agreements.

     Primary earnings per share for 1996, 1995 and 1994 are based on average shares outstanding over the year and include the impact of common stock equivalents related to stock options and grants. The average number of shares used to compute primary earnings per share was 46,409,000, 45,200,000 and 44,757,000 in 1996, 1995 and 1994, respectively. Fully diluted earnings per share, which are omitted when anti-dilutive, also include conversion of the Alumax Series A Preferred Stock. The average number of shares used to calculate fully-diluted earnings per share was 55,251,000 and 54,846,000 in 1996 and 1995.

NOTE 11.  STOCK-BASED COMPENSATION

     Under its 1993 Long-Term Incentive Plan ("Long-Term Plan"), the Company may grant stock options, stock appreciation rights, restricted stock and other stock-based awards to salaried employees for up to an aggregate of 3,960,129 shares of common stock. The 1995 Employee Equity Ownership Plan ("Equity Ownership Plan") provides for discretionary stock option grants to salaried employees in lower grade levels up to an aggregate of 1,000,000 shares of common stock. Under its Non-Employee Directors Stock Compensation Plan ("Directors Stock Plan"), the Company is authorized to grant options up to an aggregate of 750,000 shares of common stock. Upon joining the Board of Directors, each non-employee director of the Company was provided with a one time stock option grant of 10,000 shares of common stock. Annually, stock grants for 850 shares of common stock are issued to each non-employee director.

     Options granted under the Long-Term Plan and the Equity Ownership Plan generally vest two years after issue and have a term of ten years. Options granted under the Directors Stock Plan vest ratably over three years. The exercise price of options granted under each plan generally equals the market price of the Company's stock on the date of grant. However, options may be granted with differing vesting periods, terms and exercise prices. In 1996, total options of 1,327,650 were granted, of which 687,800 were granted with a vesting period of one to three years and a term of six years. Of these 687,800 options, 458,533 were granted with a weighted-average exercise price of $38.12, which exceeded the market price at the date of grant.

     In 1993 certain former Amax executives became executives of the Company and were awarded 623,350 options, not pursuant to the Long-Term Plan. These options, which have a market based exercise price of $23.61 and vest ratably over five years, were granted in consideration of the cancellation without payment of rights which the executives may have had under severance policies of Amax.

                                  ALUMAX INC.

     The Company may grant performance accelerated restricted stock to key management employees under the terms of the Long-Term Plan. The annual stock awards vest approximately ten years after grant date with accelerated vesting if the Company meets certain cumulative net income objectives.

     A summary of the status of the stock compensation plans as of December 31, and changes during the years ended on those dates is presented below:

                                                 OUTSTANDING                  EXERCISABLE
                                          --------------------------   --------------------------
                                                         WEIGHTED                     WEIGHTED
                                          NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                           SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                          ---------   --------------   ---------   --------------
Outstanding at December 31, 1993........    693,350       $23.19
  Granted...............................  1,293,175       $26.68
  Cancelled.............................    (65,850)      $27.13
                                          ---------
Outstanding at December 31, 1994........  1,920,675       $25.41         148,003
                                                                       =========
  Granted...............................    821,850       $33.13
  Exercised.............................     (3,333)      $19.44
  Cancelled.............................    (38,342)      $25.50
                                          ---------
Outstanding at December 31, 1995........  2,700,850       $27.76         296,008
                                                                       =========
  Granted (option value -- $11.24)......    869,117       $32.16
  Granted (option value -- $8.92).......    458,533       $38.12
  Exercised.............................   (144,200)      $26.80
  Cancelled.............................   (106,159)      $31.87
                                          ---------
Outstanding at December 31, 1996........  3,778,141       $29.95       1,463,484
                                          =========                    =========
Range of option exercise prices:
  $19.44 -- $27.13 (average life -- 7.5
     years).............................  1,706,541       $25.27       1,450,534       $25.55
                                          =========       ======       =========       ======
  $30.63 -- $40.13 (average life -- 8.2
     years).............................  2,071,600       $33.81          12,950       $30.81
                                          =========       ======       =========       ======

     The following pro forma summary presents the Company's net earnings, primary earnings per share and fully diluted earnings per share for the years ended December 31, 1996 and 1995 as if compensation cost had been measured under the fair value based method. The effects of the fair value of stock options in the following pro forma disclosure are not likely to be representative of the effects for future years because outstanding options vest over a period of up to three years and awards are generally made during the fourth quarter of each year.

                                                               1996     1995
                                                              ------   ------
Pro Forma Information:
  Net earnings..............................................  $247.1   $237.2
  Primary earnings per common share.........................  $ 5.13   $ 5.04
  Fully diluted earnings per common share...................  $ 4.48   $ 4.33

     The pro forma adjustments are determined using an option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The following assumptions were used for the years ended December 31:

                                                              1996   1995
                                                              ----   ----
Risk-free interest rate.....................................   5.9%   5.5%
Expected life...............................................   5.0    5.0
Expected volatility.........................................  26.0%  26.0%
Expected dividend yield.....................................    --     --

     The Company also granted performance accelerated restricted stock awards of 64,680, 62,100, and 55,956 shares to certain employees in 1996, 1995 and 1994, respectively. The fair value per share on the date of the

                                  ALUMAX INC.

grants was $34.25, $27.50 and $25.63, respectively. During the years ended December 31, 1996, 1995 and 1994, compensation cost of $1.7, $1.0 and $.4, respectively, has been recognized in connection with these awards.

NOTE 12.  STOCKHOLDER RIGHTS AGREEMENT

     On February 22, 1996, the Executive Committee of the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock held of record at the close of business on February 22, 1996. The Rights attach automatically to each share of Common Stock outstanding as of February 22, 1996, and to each share of Common Stock issued after February 22, 1996.

     Each Right entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Participating Preferred Stock at an exercise price of $130, subject to certain adjustments. The Rights will not be exercisable or transferable apart from the Common Stock until either the tenth business day after the announcement by a person or group of the commencement of a tender or exchange offer for 15 percent or more of the Voting Stock or the first date of announcement by the Company that a person or group has acquired beneficial ownership of 15 percent or more of the Voting Stock (an "Acquiring Person"). "Voting Stock" means shares of capital stock of the Company entitled to vote generally in the election of directors. If the Company is consolidated or merged with another company or 50 percent or more of its consolidated assets or earning power are sold and, at the time, an Acquiring Person controls the Company's Board of Directors, each holder of a Right will have the right to receive, upon exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which have a market value of twice the then current exercise price of the Right. If any person becomes an Acquiring Person, each holder of a Right other than by the Acquiring Person (whose Rights will be void) will have the right to receive, upon exercise at the then current exercise price of the Right, that number of shares of Common Stock having a market value of twice the exercise price of the Right. The Rights will expire on February 22, 2006 and may be redeemed for $.01 per Right at any time prior to the time an Acquiring Person becomes such. Until a Right is exercised, the record holder will have no rights as a stockholder of the Company.

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

NOTE 13.  INTEREST EXPENSE, NET

     Interest expense, net was comprised of:

                                                             1996        1995        1994
                                                            ------      ------      ------
Interest expense..........................................  $(74.1)     $(81.6)     $(78.2)
Interest income...........................................     3.8        10.8         5.6
Capitalized interest......................................     7.5         5.4          --
                                                            ------      ------      ------
                                                            $(62.8)     $(65.4)     $(72.6)
                                                            ======      ======      ======

                                  ALUMAX INC.

NOTE 14.  OTHER INCOME, NET

     Other income, net for the years ended December 31, 1996, 1995 and 1994 was $10.6, $7.3 and $4.4, respectively. Included in 1996 and 1995 respectively, are $18.6 and $11.6 for dividends received from Mexican mining operations. Included in 1994 are $12.6 for dividends received from Mexican mining operations and a $1.9 loss from Alumax's equity share of operating results from an investment in Australian mining operations. The Company sold its investments in the Mexican and Australian mining operations during 1996 and 1994, respectively.

NOTE 15.  FINANCIAL INSTRUMENTS

     The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counterparty nonperformance under financial instrument agreements at December 31, 1996 is not significant.

     The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures contracts which effectively convert forward fixed price arrangements to market prices in order to meet overall strategic objectives. Such contracts covered approximately 177,875 tonnes of aluminum at December 31, 1996 and mature at various dates through 1999. Gains or losses with respect to these positions are reflected in earnings concurrent with consummation of the underlying fixed price transaction. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of the underlying fixed price transactions.

     The Company also may, from time to time, establish a floor selling price for varying quantities of future production, while preserving the opportunity to participate in upward price movements. This may be accomplished by entering into forward sales of primary aluminum and purchases of call options, which together provide the same price protection as purchasing put options, or by purchasing put options alone, in a manner which correlates with the Company's production and sales of primary aluminum. The strategy may be modified from time to time. At December 31, 1996, the Company's commitments with respect to these financial instruments covered approximately 324,000 tonnes of future production. The book value and market value of these financial instruments were $16.8 and $7.4 respectively, at December 31, 1996.

     Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company may utilize forward foreign currency contracts. At December 31, 1996, the Company had outstanding $106 in forward foreign currency contracts which principally mature during 1997. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign denominated transactions. If these contracts had been terminated at December 31, 1996, the Company would have received approximately $1.3.

     The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At December 31, 1996, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with a notional amount totalling $400 through October 26, 2000 and an interest rate cap with a notional amount of $150 expiring October 26, 1998. This program is designed to effectively cap interest rate exposure at a maximum of approximately nine percent through October 26, 2000. The effective rate on this debt amounted to 8.5 percent, 9.2 percent and 8.0 percent for the years ended December 31, 1996, 1995 and 1994, respectively. The Company would have paid approximately $37.9 to terminate these interest rate agreements at December 31, 1996.

     The Company also purchases natural gas for its operations and enters into forward contracts to eliminate the volatility in prices. At December 31, 1996, none of these contracts is material.

                                  ALUMAX INC.

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. The fair value of these financial instruments approximated book value at December 31, 1996. The Company places its cash and equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is not significant.

NOTE 16.  OPERATIONS AND GEOGRAPHIC DATA

     The Company is an integrated producer of aluminum products, operating in a single segment: aluminum processing. Alumax is the third largest aluminum company in the United States and the fourth largest in North America, based on sales, and operates over 70 plants and other manufacturing and distribution facilities in 22 states, Canada, Western Europe, Mexico, Australia, the People's Republic of China and Poland. Using alumina purchased from one principal supplier, the Company produces primary aluminum at five reduction plants in the United States and Canada. Primary products are sold externally or further processed by Alumax into a broad range of semi-fabricated and fabricated products. The Company's products are sold to a wide variety of markets, including transportation, distributors, building and construction, consumer durables, and packaging.

     Domestic and Canadian sales and earnings from operations are combined in the geographic data below, as Canadian assets are primarily aluminum reduction facilities that toll alumina for U.S. operations and sales. Sales of primary products to affiliated customers are accounted for at prices comparable to unaffiliated customer sales.

                                                                1996          1995          1994
                                                              --------      --------      --------
Operations data:
Net sales to unaffiliated customers:
  Aluminum processing
     Primary products.......................................  $  658.9      $  724.5      $  592.7
     Semi-fabricated products...............................   1,639.5       1,235.4       1,264.2
     Fabricated products....................................     860.9         966.2         897.6
                                                              --------      --------      --------
                                                              $3,159.3      $2,926.1      $2,754.5
                                                              ========      ========      ========

Net sales to affiliated customers...........................  $  713.9      $  727.6      $  655.7
                                                              ========      ========      ========
Earnings from operations:
  Aluminum processing.......................................  $  275.6      $  339.7      $  173.3
  Corporate and other.......................................     (43.7)        (33.9)        (39.3)
                                                              --------      --------      --------
                                                              $  231.9      $  305.8      $  134.0
                                                              ========      ========      ========
Identifiable assets:
  Aluminum processing.......................................  $3,063.7      $2,718.7      $2,636.2
  Corporate and other.......................................     235.0         416.3         322.6
                                                              --------      --------      --------
                                                              $3,298.7      $3,135.0      $2,958.8
                                                              ========      ========      ========
Geographic data:
Net sales:
  United States and Canada..................................  $2,853.5      $2,548.0      $2,387.6
  Europe and other international............................     305.8         378.1         366.9
                                                              --------      --------      --------
                                                              $3,159.3      $2,926.1      $2,754.5
                                                              ========      ========      ========

                                  ALUMAX INC.

                                                                1996          1995          1994
                                                              --------      --------      --------
Earnings from operations:
  United States and Canada..................................  $  219.9      $  273.9      $  105.5
  Europe and other international............................      12.0          31.9          28.5
                                                              --------      --------      --------
                                                              $  231.9      $  305.8      $  134.0
                                                              ========      ========      ========
Identifiable assets:
  United States and Canada..................................  $3,171.7      $2,820.6      $2,629.0
  Europe and other international............................     127.0         314.4         329.8
                                                              --------      --------      --------
                                                              $3,298.7      $3,135.0      $2,958.8
                                                              ========      ========      ========

     A significant portion of the Company's sales are to the building and construction, transportation and distributors markets. Concentrations of credit risk with respect to the trade receivables, relating to sales into these as well as other markets, are limited due to the large number of customers and the widely dispersed geographic areas in which the Company's businesses operate. The Company's one principal supplier of alumina has been its supplier for over 20 years under a long-term contract which, with renewal options, expires in increments between 2007 and 2018. An extended interruption of alumina supply from this supplier could have a material adverse effect on the Company's operations. In addition, each of the Company's primary aluminum reduction plants, except for Intalco, is supplied by a single source of electric power. Although the Company may experience power curtailments from time to time, a sudden or extended interruption of power at one or more of its primary aluminum reduction plants could have a material adverse effect on the Company's operations.

NOTE 17.  QUARTERLY DATA (UNAUDITED)

                                          1996 QUARTERS                        1995 QUARTERS
                                ---------------------------------    ---------------------------------
                                FIRST    SECOND   THIRD    FOURTH    FIRST    SECOND   THIRD    FOURTH
                                ------   ------   ------   ------    ------   ------   ------   ------
Net sales.....................  $802.6   $851.4   $809.1   $696.2    $698.6   $721.2   $767.7   $738.6
                                ------   ------   ------   ------    ------   ------   ------   ------
Earnings from operations......  $ 75.1   $ 64.4   $ 44.4   $ 48.1    $ 51.5   $ 76.5   $ 91.0   $ 86.8
                                ------   ------   ------   ------    ------   ------   ------   ------
Net earnings(a)...............  $ 95.4   $ 83.1   $ 52.4   $ 19.1    $110.4   $ 39.2   $ 43.0   $ 44.8
                                ======   ======   ======   ======    ======   ======   ======   ======
Earnings per share:
  Primary.....................  $ 2.04   $ 1.77   $ 1.10   $  .34    $ 2.41   $  .82   $  .90   $  .94
                                ======   ======   ======   ======    ======   ======   ======   ======
  Fully diluted(b)............  $ 1.73   $ 1.50   $  .95   $  .35    $ 2.03   $  .71   $  .78   $  .82
                                ======   ======   ======   ======    ======   ======   ======   ======
  Primary -- pro forma(c).....  $ 1.73   $ 1.50   $  .95   $  .35
                                ======   ======   ======   ======

---------------

(a) Included in 1996 is a first quarter after-tax gain of $48.6 related to the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction plant, a second quarter after-tax gain of $55.1 related to the sale of mining interests and a third quarter after-tax gain of $36.7 related to the sale of Fab Products. Included in 1995 is a first quarter after-tax gain of $81.3 related to the sale of a 14 percent interest in each of the Intalco and Eastalco primary aluminum reduction plants.
(b) The computation of fully diluted earnings per common share for the fourth quarter of 1996 includes the effect of the conversion of the Preferred Stock as if it had occurred at the beginning of the quarter.
(c) Pro forma amounts represent primary earnings per common share assuming the conversion of the Preferred Stock had occurred at the beginning of the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the sections entitled "Information Concerning Directors and Nominees", "Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement").

     Information concerning Executive Officers required by this Item is incorporated herein by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the sections entitled "Directors' Meetings, Compensation and Committees," "Executive Compensation" and "Common Stock Performance Graph" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership" in the Proxy Statement. Alumax knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference to the sections entitled "Certain Transactions" and "Executive Employment and Separation Agreements" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. The Company's financial statements, the notes thereto and the report of the independent accountants are set forth on pages 29 through 48 of this Form 10-K.

     The following report and additional financial data should be read in conjunction with the Company's financial statements:

     Independent Accountant's Report of Coopers & Lybrand L.L.P. dated January 27, 1997 on the Company's financial statement schedule filed as a part hereof for the fiscal years ended December 31, 1996, 1995 and 1994.

     Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended December 31, 1996, 1995 and 1994.

     Schedules other than the one referred to above are omitted because they are not required or the information is included in the financial statements or the notes thereto.

     EXHIBITS. Unless otherwise indicated, exhibits are incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Commission File No. 33-69442).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      2.02    Agreement and Plan of Distribution, dated as of May 24,
                1993, by and between AMAX Inc. and Alumax Inc.
      2.03    Tax Disaffiliation Agreement, dated as of May 24, 1993, by and between AMAX Inc. and Alumax Inc.
      2.04    Amendment No. 1 to the Agreement and Plan of Distribution,
                dated as of November 15, 1993, by and between AMAX Inc.
                and Alumax Inc.*
      3.01    Restated Certificate of Incorporation of the Company*
      3.02    Restated By-laws of Alumax Inc., as amended on September 5,
                1996, filed as Exhibit 3.01 to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended
                September 30, 1996 and incorporated herein by reference.
      4.01    Form of Common Stock Certificate
      4.02    Rights Agreement, dated as of February 22, 1996, between
                Alumax Inc. and Chemical Mellon Shareholder Services,
                L.L.C., as Rights Agent, including as Exhibit A the forms
                of Rights Certificate and Election to Exercise and as
                Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Company, filed as
                Exhibit 4 to the Company's Current Report on Form 8-K,
                dated February 22, 1996, and incorporated herein by
                reference.
      4.03    Credit Agreement, dated as of September 14, 1990, as amended as of November 13, 1990 and as further amended as of
                February 19, 1991, by and among Aluminerie Lauralco, Inc., as Borrower, Canalco, Inc., as Continuing Guarantor, and
                Bank of Montreal and National Westminster Bank PLC, as
                Arrangers, Bank of Montreal, as Agent, and the Banks named therein
      4.04    Credit Agreement, dated as of May 19, 1995, among Alumax
                Inc., Royal Bank of Canada, as Agent, Arranger and Letter
                of Credit Issuer, Canadian Imperial Bank of Commerce, as
                Administrative Agent, and the Banks signatory thereto,
                filed as Exhibit 4.01 to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference
     Note:    No other long-term debt instrument issued by the Company
                exceeds 10% of the consolidated total assets of the
                Company and its subsidiaries. In accordance with paragraph
                4(iii) of Item 601 of Regulation S-K, the Company will
                furnish to the Commission upon request copies of long-term debt instruments and related agreements
     10.01    Form of Alumax Inc. Excess Benefit Plan**~
     10.02    1993 Long-Term Incentive Plan (as Amended and Restated and
                as Further Amended on October 3, 1996)**~
     10.03    Deferred Compensation Plan (as Amended on October 3,
                1996)**~

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.04    1993 Annual Incentive Plan (as Amended and Restated and as
                Further Amended on October 3, 1996)**~
     10.05    Executive Separation Policy*~
     10.06    Non-Employee Directors Stock Compensation Plan (as Amended
                on October 3, 1996)**~
     10.07    Non-Employee Directors Deferred Compensation Plan (as
                Amended on October 3, 1996)**~
     10.08    Lease Agreement, dated as of November 25, 1986, by and
                between Connecticut National Bank as Owner Trustee for the benefit of U.S. West Capital Corporation under an Owner
                Trust Agreement, dated as of November 25, 1986, and Alumax
                Mill Products, Inc.
     10.09    Facility Purchase Agreement, executed and effective as of
                September 18, 1996, among Alumax Mill Products, Inc.,
                Fleet National Bank and US WEST Financial Services, Inc.**
     10.10    Restated Sales Agreement, dated as of January 1, 1986, as
                amended and supplemented as of April 8, 1992 and April 9,
                1992, by and between Alcoa of Australia Limited and Alumax
                Inc. (Certain portions of this agreement have been deleted and filed separately with the Secretary of the Securities
                and Exchange Commission pursuant to a request for
                confidential treatment.)
     10.11    Power Sales Agreement, dated September 28, 1995, as amended, between Intalco Aluminum Corporation and Bonneville Power
                Administration (Certain portions of this agreement have
                been deleted and filed separately with the Secretary of
                the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)***
     10.12    Power Sales Agreement, dated as of October 1, 1995, between
                British Columbia Power Exchange Corporation and Intalco
                Aluminum Corporation (Certain portions of this agreement
                have been deleted and filed separately with the Secretary
                of the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)***
     10.13    Electric Service Agreement, dated as of July 1, 1993, by and between Eastalco Aluminum Company and The Potomac Edison
                Company*
     10.14    Agreement for the Sale of Electric Power and Energy, dated
                September 23, 1977, as amended, by and between the South
                Carolina Public Service Authority and Alumax of South
                Carolina
     10.15    Electricity Contract, dated February 1, 1990, as amended on
                October 15, 1992, by and between Aluminerie Lauralco, Inc.
                and Hydro-Quebec (Certain portions of this agreement have
                been deleted and filed separately with the Secretary of
                the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)
     10.16    Employment Agreement, As Amended and Restated as of December
                5, 1996, between Alumax Inc. and C. Allen Born**~
     10.17    Agreement, dated as of November 15, 1993, as amended as of
                February 3, 1994, among AMAX Inc., Alumax Inc. and Helen
                M. Feeney*~

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.18    Agreement, dated as of November 15, 1993, as amended as of
                February 3, 1994, among AMAX Inc., Alumax Inc. and
                Lawrence B. Frost*~
     10.19    Agreement, dated as of March 10, 1994, between Alumax Inc.
                and Helen M. Feeney, amending the Agreement, dated as of
                November 15, 1993, as amended as of February 3, 1994****~
     10.20    Agreement, dated as of March 10, 1994, between Alumax Inc.
                and Lawrence B. Frost, amending the Agreement, dated as of
                November 15, 1993, as amended as of February 3, 1994****~
     10.21    Grantor Trust Agreement, dated as of October 10, 1994,
                between Alumax Inc. and E. William Smethurst, Jr., filed
                as Exhibit 10.24 to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1994 and
                incorporated herein by reference.~
     10.22    Stock Purchase Agreement, dated as of October 6, 1995, By
                and Among the Shareholders of Cressona Aluminum Company,
                as Sellers, and Alumax Inc., as Purchaser*****
     10.23    Bridge Loan Agreement, dated as of January 17, 1996, among
                Alumax Inc., The Chase Manhattan Bank, N.A., as
                Syndication Agent, Royal Bank of Canada, as Documentation
                and Administrative Agent, and the Banks signatory
                thereto*****
     10.24    Acquisition Agreement, dated March 31, 1995, among Eastalco
                Aluminum Company, Eastalco Venture, Alumax of Maryland,
                Inc. and Alumet Corporation, Atmos (U.S.A.) Incorporated
                and Mitalco Inc., filed as Exhibit 10.01 to the Company's
                Quarterly Report on Form 10-Q for the quarterly period
                ended March 31, 1995 and incorporated herein by reference.
     10.25    Acquisition Agreement, dated as of January 26, 1996, between
                Alumax of South Carolina, Inc. and Glencore Primary
                Aluminum Company, LLC*****
     10.26    Purchase Agreement, dated as of June 24, 1996, between
                Euramax International, Ltd. and Alumax Inc., filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1996 and
                incorporated herein by reference.
     10.27    Agreement, dated as of June 28, 1996, by and between Minas
                Penoles, S.A. de C.V. and The Fresnillo Company, filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1996 and
                incorporated herein by reference.
     11.01    Calculation of Earnings per Common Share**
     21.01    Subsidiaries of the Company**
     23.01    Consent of Coopers & Lybrand L.L.P.**
     24.01    Power of Attorney**
     27.01    Financial Data Schedule ** (For SEC use only)

---------------

     * Previously filed as an exhibit to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.

   ** Filed herewith.

  *** Previously filed as an exhibit to Amendment No. 1 to the Company's 1995
      Annual Report on Form 10-K/A and incorporated herein by reference.

 **** Previously filed as an exhibit to Amendment No. 1 to the Company's 1993
      Annual Report on Form 10-K/A and incorporated herein by reference.

***** Previously filed as an exhibit to the Company's 1995 Annual Report on Form
      10-K and incorporated herein by reference.

~ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     REPORTS ON FORM 8-K. No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 1997.

                                          Alumax Inc.

                                          By       /s/ HELEN M. FEENEY

                                            ------------------------------------
                                                      HELEN M. FEENEY
                                                Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 1997.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                          *                              Chairman, Chief Executive Officer and Director
-----------------------------------------------------            (Principal Executive Officer)
                     ALLEN BORN

                          *                                                 Director
-----------------------------------------------------
                  J. DENNIS BONNEY

                          *                                                 Director
-----------------------------------------------------
                    HAROLD BROWN

                          *                                                 Director
-----------------------------------------------------
                    L. DON BROWN

                          *                                                 Director
-----------------------------------------------------
                PIERRE DES MARAIS II

                          *                                                 Director
-----------------------------------------------------
              JAMES C. HUNTINGTON, JR.

                          *                                                 Director
-----------------------------------------------------
                  W. LOEBER LANDAU

                          *                                                 Director
-----------------------------------------------------
                   PAUL W. MACAVOY

                          *                                                 Director
-----------------------------------------------------
                   GEORGE P. STOE

                          *                                                 Director
-----------------------------------------------------
                     ANNE WEXLER

                          *                                     Senior Vice President and Chief
-----------------------------------------------------                  Financial Officer
                  LAWRENCE B. FROST                              (Principal Financial Officer)

                          *                                      Vice President and Controller
-----------------------------------------------------            (Principal Accounting Officer)
                MICHAEL T. VOLLKOMMER

               *By /s/ HELEN M. FEENEY
-----------------------------------------------------
                   HELEN M. FEENEY
            As Attorney-in-Fact for each
              of the persons indicated

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Alumax Inc.

     Our report dated January 27, 1997, on our audits of the financial statements of Alumax Inc. is included on page 29 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
January 27, 1997

                                  ALUMAX INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (MILLIONS OF DOLLARS)

                COLUMN A                    COLUMN B            COLUMN C              COLUMN D        COLUMN E
----------------------------------------  ------------   -----------------------   ---------------   ----------
                                                                ADDITIONS
                                                         -----------------------
                                                            (1)          (2)
                                           BALANCE AT    CHARGED TO   CHARGED TO                     BALANCE AT
                                           BEGINNING     COSTS AND      OTHER        DEDUCTIONS        END OF
DESCRIPTION                                OF PERIOD      EXPENSES     EXPENSES    FROM RESERVE(A)     PERIOD
-----------                               ------------   ----------   ----------   ---------------   ----------
Year Ended December 31, 1996
  Reserves deducted from assets.........
     Accounts receivable, trade.........     $17.7          $5.2        $  --          $ (6.3)         $16.6
Year Ended December 31, 1995
  Reserves deducted from assets
     Deferred income taxes..............     $13.4          $ --        $  --          $(13.4)         $  --
     Accounts receivable, trade.........     $20.1          $2.7        $  --          $ (5.1)         $17.7
Year Ended December 31, 1994
  Reserves deducted from assets
     Deferred income taxes..............     $13.4          $ --        $  --          $   --          $13.4
     Accounts receivable, trade.........     $19.1          $4.7        $  --          $ (3.7)         $20.1

---------------

(a) 1996 amount includes $4.1 related to write-offs, net of recoveries, and $2.2 related to divestitures, net of acquisitions, which occurred in 1996.

                                 EXHIBIT INDEX

     Unless otherwise indicated, exhibits are incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (Commission File No. 33-69442).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      2.02    Agreement and Plan of Distribution, dated as of May 24,
                1993, by and between AMAX Inc. and Alumax Inc.
      2.03    Tax Disaffiliation Agreement, dated as of May 24, 1993, by and between AMAX Inc. and Alumax Inc.
      2.04    Amendment No. 1 to the Agreement and Plan of Distribution,
                dated as of November 15, 1993, by and between AMAX Inc.
                and Alumax Inc.*
      3.01    Restated Certificate of Incorporation of the Company*
      3.02    Restated By-laws of Alumax Inc., as amended on September 5,
                1996, filed as Exhibit 3.01 to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended
                September 30, 1996 and incorporated herein by reference
      4.01    Form of Common Stock Certificate
      4.02    Rights Agreement, dated as of February 22, 1996, between
                Alumax Inc. and Chemical Mellon Shareholder Services,
                L.L.C., as Rights Agent, including as Exhibit A the forms
                of Rights Certificate and Election to Exercise and as
                Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Company, filed as
                Exhibit 4 to the Company's Current Report on Form 8-K,
                dated February 22, 1996, and incorporated herein by
                reference
      4.03    Credit Agreement, dated as of September 14, 1990, as amended as of November 13, 1990 and as further amended as of
                February 19, 1991, by and among Aluminerie Lauralco, Inc., as Borrower, Canalco, Inc., as Continuing Guarantor, and
                Bank of Montreal and National Westminster Bank PLC, as
                Arrangers, Bank of Montreal, as Agent, and the Banks named therein
      4.04    Credit Agreement, dated as of May 19, 1995, among Alumax
                Inc., Royal Bank of Canada, as Agent, Arranger and Letter
                of Credit Issuer, Canadian Imperial Bank of Commerce, as
                Administrative Agent, and the Banks signatory thereto,
                filed as Exhibit 4.01 to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference
     Note:    No other long-term debt instrument issued by the Company
                exceeds 10% of the consolidated total assets of the
                Company and its subsidiaries. In accordance with paragraph
                4(iii) of Item 601 of Regulation S-K,
                the Company will furnish to the Commission upon request
                copies of long-term debt instruments and related
                agreements
     10.01    Form of Alumax Inc. Excess Benefit Plan**~
     10.02    1993 Long-Term Incentive Plan (as Amended and Restated and
                as Further Amended on October 3, 1996)**~
     10.03    Deferred Compensation Plan (as Amended on October 3,
                1996)**~
     10.04    1993 Annual Incentive Plan (as Amended and Restated and as
                Further Amended on October 3, 1996)**~
     10.05    Executive Separation Policy*~
     10.06    Non-Employee Directors Stock Compensation Plan (as Amended
                on October 3, 1996)**~
     10.07    Non-Employee Directors Deferred Compensation Plan (as
                Amended on October 3, 1996)**~

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.08    Lease Agreement, dated as of November 25, 1986, by and
                between Connecticut National Bank as Owner Trustee for the benefit of U.S. West Capital Corporation under an Owner
                Trust Agreement, dated as of November 25, 1986, and Alumax
                Mill Products, Inc.
     10.09    Facility Purchase Agreement, executed and effective as of
                September 18, 1996, among Alumax Mill Products, Inc.,
                Fleet National Bank and US WEST Financial Services, Inc.**
     10.10    Restated Sales Agreement, dated as of January 1, 1986, as
                amended and supplemented as of April 8, 1992 and April 9,
                1992, by and between Alcoa of Australia Limited and Alumax
                Inc. (Certain portions of this agreement have been deleted and filed separately with the Secretary of the Securities
                and Exchange Commission pursuant to a request for
                confidential treatment.)
     10.11    Power Sales Agreement, dated September 28, 1995, as amended, between Intalco Aluminum Corporation and Bonneville Power
                Administration (Certain portions of this agreement have
                been deleted and filed separately with the Secretary of
                the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)***
     10.12    Power Sales Agreement, dated as of October 1, 1995, between
                British Columbia Power Exchange Corporation and Intalco
                Aluminum Corporation (Certain portions of this agreement
                have been deleted and filed separately with the Secretary
                of the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)***
     10.13    Electric Service Agreement, dated as of July 1, 1993, by and between Eastalco Aluminum Company and The Potomac Edison
                Company*
     10.14    Agreement for the Sale of Electric Power and Energy, dated
                September 23, 1977, as amended, by and between the South
                Carolina Public Service Authority and Alumax of South
                Carolina
     10.15    Electricity Contract, dated February 1, 1990, as amended on
                October 15, 1992, by and between Aluminerie Lauralco, Inc.
                and Hydro-Quebec (Certain portions of this agreement have
                been deleted and filed separately with the Secretary of
                the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)
     10.16    Employment Agreement, As Amended and Restated as of December
                5, 1996 between Alumax Inc. and C. Allen Born**~
     10.17    Agreement, dated as of November 15, 1993, as amended as of
                February 3, 1994, among AMAX Inc., Alumax Inc. and Helen
                M. Feeney*~
     10.18    Agreement, dated as of November 15, 1993, as amended as of
                February 3, 1994, among AMAX Inc., Alumax Inc. and
                Lawrence B. Frost*~
     10.19    Agreement, dated as of March 10, 1994, between Alumax Inc.
                and Helen M. Feeney, amending the Agreement, dated as of
                November 15, 1993, as amended as of February 3, 1994****~
     10.20    Agreement, dated as of March 10, 1994, between Alumax Inc.
                and Lawrence B. Frost, amending the Agreement, dated as of
                November 15, 1993, as amended as of February 3, 1994****~
     10.21    Grantor Trust Agreement, dated as of October 10, 1994,
                between Alumax Inc. and E. William Smethurst, Jr., filed
                as Exhibit 10.24 to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1994 and
                incorporated herein by reference~

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.22    Stock Purchase Agreement, dated as of October 6, 1995, By
                and Among the Shareholders of Cressona Aluminum Company,
                as Sellers, and Alumax Inc., as Purchaser*****
     10.23    Bridge Loan Agreement, dated as of January 17, 1996, among
                Alumax Inc., The Chase Manhattan Bank, N.A., as
                Syndication Agent, Royal Bank of Canada, as Documentation
                and Administrative Agent, and the Banks signatory
                thereto*****
     10.24    Acquisition Agreement, dated March 31, 1995, among Eastalco
                Aluminum Company, Eastalco Venture, Alumax of Maryland,
                Inc. and Alumet Corporation, Atmos (U.S.A.) Incorporated
                and Mitalco Inc., filed as Exhibit 10.01 to the Company's
                Quarterly Report on Form 10-Q for the quarterly period
                ended March 31, 1995 and incorporated herein by reference.
     10.25    Acquisition Agreement, dated as of January 26, 1996, between
                Alumax of South Carolina, Inc. and Glencore Primary
                Aluminum Company, LLC*****
     10.26    Purchase Agreement, dated as of June 24, 1996, between
                Euramax International, Ltd. and Alumax Inc., filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1996 and
                incorporated herein by reference.
     10.27    Agreement, dated as of June 28, 1996, by and between Minas
                Penoles, S.A. de C.V. and The Fresnillo Company, filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1996 and
                incorporated herein by reference.
     11.01    Calculation of Earnings per Common Share**
     21.01    Subsidiaries of the Company**
     23.01    Consent of Coopers & Lybrand L.L.P.**
     24.01    Power of Attorney**
     27.01    Financial Data Schedule** (For SEC use only)

---------------
     * Previously filed as an exhibit to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.
   ** Filed herewith.
  *** Previously filed as an exhibit to Amendment No. 1 to the Company's 1995
      Annual Report on Form 10-K/A and incorporated herein by reference.
 **** Previously filed as an exhibit to Amendment No. 1 to the Company's 1993
      Annual Report on Form 10-K/A and incorporated herein by reference.

***** Previously filed as an exhibit to the Company's 1995 Annual Report on Form
      10-K and incorporated herein by reference.
~ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.