Form 10-Q
period 1997-03-31
ALUMAX INC
filed 1997-05-15
CIK 912600

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                              --------------------------------------------------

                                     or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                      Commission file number    1-12374
                                            -------------

                             [ALUMAX INC. LOGO]

           (Exact name of registrant as specified in its charter)


           Delaware                                          13-2762395
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

 5655 Peachtree Parkway, Norcross, Georgia                      30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (770) 246-6600
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

Number of shares of common stock of registrant outstanding at April 30, 1997: 54,931,159
----------------------------------------------------------------------------------------

Part I.  Financial Information
Item 1.  Financial Statements

                                 ALUMAX INC.

                      CONDENSED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                            --------------------------------
                                                                               1997                   1996
                                                                            ----------             ---------
                                                                                     (In Millions,
                                                                               Except Per Share Amounts)

NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     701.8           $    802.6
                                                                            -----------           ----------
Cost and expenses:
     Cost of goods sold . . . . . . . . . . . . . . . . . . . . .                 545.6                630.7
     Selling and general  . . . . . . . . . . . . . . . . . . . .                  60.9                 63.8
     Depreciation and amortization  . . . . . . . . . . . . . . .                  37.1                 33.0
                                                                            -----------           ----------
                                                                                  643.6                727.5
                                                                            -----------           ----------

EARNINGS FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . .                  58.2                 75.1

Gain on sale of assets  . . . . . . . . . . . . . . . . . . . . .                     -                 78.4
Other income (expense), net . . . . . . . . . . . . . . . . . . .                   (.3)                14.1
Interest expense, net . . . . . . . . . . . . . . . . . . . . . .                 (13.4)               (17.2)
                                                                            -----------           ----------

EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . .                  44.5                150.4

Income tax provision  . . . . . . . . . . . . . . . . . . . . . .                 (17.8)               (55.0)
                                                                            -----------           ----------

NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . .                  26.7                 95.4
Preferred dividends . . . . . . . . . . . . . . . . . . . . . . .                     -                 (2.3)
                                                                            -----------           ----------
EARNINGS APPLICABLE TO COMMON SHARES  . . . . . . . . . . . . . .           $      26.7           $     93.1
                                                                            ===========           ==========

Primary earnings per common share . . . . . . . . . . . . . . . .           $      0.48           $     2.04
                                                                            ===========           ==========
Fully diluted earnings per common share . . . . . . . . . . . . .           $      0.48           $     1.73
                                                                            ===========           ==========

Weighted average primary shares outstanding . . . . . . . . . . .                  55.8                 45.5
                                                                            ===========           ==========
Weighted average fully diluted shares outstanding . . . . . . . .                  55.8                 55.2
                                                                            ===========           ==========





  The accompanying notes are an integral part of these financial statements.

                                 ALUMAX INC.

                  CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (UNAUDITED)

                                                                                   March 31,         December 31,
                                                                                     1997               1996
                                                                                 -----------        ------------
                                                                                     (Millions of Dollars,
                                                                                   Except per Share Amounts)
                              ASSETS
Current Assets:
    Cash and equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .      $    12.1           $     34.6
    Accounts receivable, less allowance for doubtful accounts
        (1997-$17.4; 1996-$16.6)  . . . . . . . . . . . . . . . . . . . . .          448.0                439.1
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          535.8                519.9
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .          101.3                 92.2
                                                                                 ---------           ----------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . .        1,097.2              1,085.8
                                                                                 ---------           ----------
Noncurrent Assets:
    Property, plant and equipment at cost, less accumulated
        depreciation and amortization (1997-$1,049.1; 1996-$1,036.8)  . . .        2,027.3              2,027.4
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          182.9                185.5
                                                                                 ---------           ----------
        Total noncurrent assets . . . . . . . . . . . . . . . . . . . . . .        2,210.2              2,212.9
                                                                                 ---------           ----------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,307.4           $  3,298.7
                                                                                 =========           ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . .      $   165.5           $    162.6
    Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .          229.1                224.2
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . .           42.2                 38.4
                                                                                 ---------           ----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .          436.8                425.2
                                                                                 ---------           ----------
Noncurrent Liabilities:
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          649.5                672.0
    Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . .          551.6                560.7
                                                                                 ---------           ----------
        Total noncurrent liabilities  . . . . . . . . . . . . . . . . . . .        1,201.1              1,232.7
                                                                                 ---------           ----------

Commitments and Contingencies

Stockholders' Equity:
    Common stock of $.01 par value  . . . . . . . . . . . . . . . . . . . .             .5                   .5
    Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .          926.3                920.2
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .          751.0                724.3
    Cumulative foreign currency translation adjustment  . . . . . . . . . .           (8.3)                (4.2)
                                                                                 ---------           ----------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .        1,669.5              1,640.8
                                                                                 ---------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . .      $ 3,307.4           $  3,298.7
                                                                                 =========           ==========





  The accompanying notes are an integral part of these financial statements.

                                 ALUMAX INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                   For the Three Months Ended
                                                                                             March 31,
                                                                               -----------------------------------
                                                                                  1997                      1996
                                                                               ---------                 ---------
                                                                                      (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings    . . . . . . . . . . . . . . . . . . . . . . . . . .        $    26.7                  $   95.4
    Reconciliation of net earnings to net cash provided by
      operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . .             37.1                      33.0
        Provision for doubtful accounts . . . . . . . . . . . . . . . .               .7                       1.8
        Gain on sales of assets . . . . . . . . . . . . . . . . . . . .             (2.2)                    (78.4)
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . .              6.3                      17.7
        Other noncash items . . . . . . . . . . . . . . . . . . . . . .              6.1                       3.1
        Changes in working capital, net of effects
          of acquisition/disposition  . . . . . . . . . . . . . . . . .            (26.8)                    (55.8)
        Net change in other noncurrent assets and liabilities . . . . .            (17.1)                      8.8
                                                                               ---------                  --------
          Net cash provided by operating activities . . . . . . . . . .             30.8                      25.6
                                                                               ---------                  --------

INVESTING ACTIVITIES:
    Dispositions, net of cash sold  . . . . . . . . . . . . . . . . . .              3.0                      90.2
    Acquisition, net of cash acquired   . . . . . . . . . . . . . . . .                -                    (436.5)
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .            (37.6)                    (55.4)
                                                                               ---------                  --------
        Net cash used in investing activities . . . . . . . . . . . . .            (34.6)                   (401.7)
                                                                               ---------                  --------

FINANCING ACTIVITIES:
    Repayments of long-term and short-term debt   . . . . . . . . . . .            (18.7)                   (166.7)
    Proceeds from long-term and short-term debt   . . . . . . . . . . .                -                     375.0
    Dividends paid on preferred stock   . . . . . . . . . . . . . . . .                -                      (2.3)
                                                                               ---------                  --------
          Net cash provided by (used in) financing activities . . . . .            (18.7)                    206.0
                                                                               ---------                  --------

Net decrease in cash and equivalents  . . . . . . . . . . . . . . . . .            (22.5)                   (170.1)
Cash and equivalents at beginning of year . . . . . . . . . . . . . . .             34.6                     205.9
                                                                               ---------                  --------
Cash and equivalents at end of period . . . . . . . . . . . . . . . . .        $    12.1                  $   35.8
                                                                               =========                  ========

Supplemental Cash Flow Information:
    Income tax payments   . . . . . . . . . . . . . . . . . . . . . . .        $     5.3                  $     .5
    Interest paid, net of amounts capitalized   . . . . . . . . . . . .        $    13.7                  $   15.2





  The accompanying notes are an integral part of these financial statements.

                                 ALUMAX INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
               (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


NOTE 1.  PRESENTATION

These unaudited interim condensed financial statements of Alumax Inc. ("Alumax" or the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1996. In Management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. Certain reclassifications have been made to the prior year's financial statements to conform with the 1997 presentation.

NOTE 2.  STRATEGIC TRANSACTIONS

On January 26, 1996, the Company sold a 23 percent undivided interest in its Mt. Holly primary aluminum reduction facility for $89.3. The Company recorded a gain of $78.4 ($48.6 after-tax) in connection with this transaction. This transaction reduced the Company's ownership in the Mt. Holly facility to 50.33 percent.

On January 31, 1996, the Company purchased all of the common shares of privately held Cressona Aluminum Company ("Cressona") for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

The acquisition has been accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under available credit facilities. All of these borrowings were repaid in 1996.

On September 25, 1996, the Company sold certain Fabricated Products businesses in Western Europe and in the United States for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7, net of a $35.0 tax provision, in the third quarter of 1996 in connection with the sale.

Pro Forma Information

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings and primary earnings per common share for the three months ended March 31, 1996, as if the acquisition of Cressona and the sale of the Fabricated Products businesses each occurred on January 1, 1996. The pro forma adjustments for the three months ended March 31, 1996, include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through March 31, 1996.

                                                                             Three Months Ended
                                                                               March 31, 1996
                                                                             ------------------


        Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 723.8
        Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .          $  95.1
        Primary earnings per common share . . . . . . . . . . . . . . .          $  2.04

The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 nor are they intended to be a projection of future results.

                                 ALUMAX INC.

NOTE 3. INVENTORIES

Components of inventories at March 31, 1997 and December 31, 1996 are:

                                                                             1997           1996
                                                                           -------        --------

         Raw materials  . . . . . . . . . . . . . . . . . . . . .          $ 304.2        $  323.7
         Work in process  . . . . . . . . . . . . . . . . . . . .            118.7            87.3
         Finished products  . . . . . . . . . . . . . . . . . . .            112.9           108.9
                                                                           -------        --------
            Total . . . . . . . . . . . . . . . . . . . . . . . .          $ 535.8        $  519.9
                                                                           =======        ========

Approximately 78 percent of inventory at March 31, 1997 and December 31, 1996 has been determined on the LIFO cost basis. The excess of replacement cost over the LIFO basis of such inventory is approximately $94.0 and $74.0 at March 31, 1997 and December 31, 1996, respectively.

NOTE 4.  INCOME TAX PROVISION

                                                                      Three Months Ended
                                                                          March 31,
                                                                      ------------------
                                                                       1997        1996
                                                                      ------      ------

         Federal  . . . . . . . . . . . . . . . . . . . . . .         $ 14.5      $ 46.7
         Foreign  . . . . . . . . . . . . . . . . . . . . . .            1.5         5.3
         State  . . . . . . . . . . . . . . . . . . . . . . .            1.8         3.0
                                                                      ------      ------
           Total  . . . . . . . . . . . . . . . . . . . . . .         $ 17.8      $ 55.0
                                                                      ======      ======

The effective tax rates for these periods differ from statutory rates due to provisions for state and foreign taxes. In addition, the three months ended March 31, 1996 include a provision for prior years and $6.2 of foreign tax credits which substantially offset the federal tax related to the first quarter 1996 dividend from investments in mining operations.

NOTE 5.  OTHER INCOME

The three months ended March 31, 1996, includes $18.6 of dividend income received from investments in mining operations. These investments were sold during the second quarter of 1996.

NOTE 6.  EARNINGS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128" or the "Statement"). This Statement simplifies the standards for computing earnings per share currently required by APB Opinion No. 15 ("Opinion 15") and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. This statement also requires presentation of diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if options or warrants were exercised or convertible securities were converted into common stock. Diluted earnings per share is computed similarly to fully-diluted earnings per share under Opinion 15. The following pro forma schedule illustrates the earnings per share the Company would have reported under the provisions of FAS 128 for the three months ended March 31, 1997 and 1996:

                                 ALUMAX INC.

                                                                Three Months Ended
                                                                      March 31,
                                                                -------------------
                                                                  1997       1996
                                                                -------    --------

         Pro forma basic earnings per share . . . . . . . . .   $  0.49     $  2.08
         Pro forma diluted earnings per share . . . . . . . .      0.48        1.73

         Weighted average shares outstanding  . . . . . . . .      54.8        44.8
         Weighted average diluted shares outstanding  . . . .      55.8        55.1


As required by the Statement, the Company will adopt FAS 128 in the fourth quarter of 1997.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through March 31, 1997, would be approximately $287. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. A decision by the Court is expected in late 1997. Payment by the Company of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part, in the year of payment and within the carry-forward period, the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition.

The Company and its affiliates have been named as defendants in lawsuits in various matters relating to both current and former operations. In addition, the Company and certain of its subsidiaries have been named as defendants in lawsuits or as potentially responsible parties in state and federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities which also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. The Company's environmental reserves totalled $29.5 and $29.6 at March 31, 1997 and December 31, 1996, respectively. Management believes that the reasonably probable outcomes of these matters will not materially exceed

                                 ALUMAX INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)


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

For information regarding additional commitments and contingencies, see Note 9 to the Financial Statements in the Company's 1996 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; millions of dollars, except per share and per tonne and per pound amounts)

INTRODUCTION

Net earnings totalled $26.7, or $0.48 per common share for the quarter ended March 31, 1997 compared to $95.4, or $2.04 per common share, in the first quarter ended March 31, 1996. The 1996 results included an after-tax gain of $48.6 on the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction facility and after-tax dividend income of $18.3 received from investments in mining operations.

RESULTS OF OPERATIONS

Earnings from operations for the three months ended March 31, 1997 totalled $58.2 compared to operating earnings of $75.1 for the three months ended March 31, 1996.

                                                                            Three Months Ended
                                                                                March 31,
                                                                     --------------------------------
                                                                         1997                1996
                                                                     -----------          -----------

NET SALES
    Primary aluminum products   . . . . . . . . . . . . . . .        $    126.8           $     197.2
    Semi-fabricated products(1) . . . . . . . . . . . . . . .             449.7                 380.3
    Fabricated products(1)(2)   . . . . . . . . . . . . . . .             125.3                 225.1
                                                                     ----------           -----------
                                                                     $    701.8           $     802.6
                                                                     ==========           ===========
EARNINGS FROM OPERATIONS
    Aluminum processing . . . . . . . . . . . . . . . . . . .        $     70.0           $      84.7
    Corporate   . . . . . . . . . . . . . . . . . . . . . . .             (11.8)                 (9.6)
                                                                     ----------           -----------
                                                                     $     58.2           $      75.1
                                                                     ==========           ===========

PRODUCTION AND SHIPMENTS (THOUSANDS OF TONNES)
Sources of metal
    Primary aluminum production   . . . . . . . . . . . . . .             173.8                 173.4
    Aluminum purchases  . . . . . . . . . . . . . . . . . . .              95.4                 108.3
                                                                     ----------           -----------
                                                                          269.2                 281.7
                                                                     ==========           ===========

Metal shipments
Aluminum processing (including tolling)
    Primary aluminum products . . . . . . . . . . . . . . . .              68.0                 112.1
    Semi-fabricated(1)    . . . . . . . . . . . . . . . . . .             157.7                 129.7
    Fabricated products(1)(2) . . . . . . . . . . . . . . . .              25.8                  32.5
                                                                     ----------           -----------
                                                                          251.5                 274.3
                                                                     ==========           ===========

DERIVED PRICES(DOLLARS/LB.)
    Primary aluminum products . . . . . . . . . . . . . . . .        $     0.85           $      0.80
    Semi-fabricated(1)  . . . . . . . . . . . . . . . . . . .        $     1.29           $      1.33
    Fabricated products(1)(2) . . . . . . . . . . . . . . . .        $     2.20           $      3.14


--------------------

(1) Net sales and shipments for the Company's Magnolia operation have been reclassified from fabricated products to semi-fabricated products. Magnolia manufactures shower and tub enclosures, stadium seating, and other extruded products.

(2) Included in Fabricated products' metal shipments for the three months ended March 31, 1997, are billet shipments of 10.2 thousand tonnes compared to
    4.9 thousand tonnes in the same 1996 period.

NET SALES AND SHIPMENTS

The Company generated quarterly sales of $701.8 on aluminum shipments of 251,500 tonnes in the first quarter of 1997 compared with sales of $802.6 on aluminum shipments of 274,300 tonnes in the first quarter of 1996. As further described below, decreases in net sales are principally a result of a decrease in shipments.

The London Metals Exchange (the "LME") cash price averaged $1,596 and $1,598 per tonne during the three months ended March 31, 1997 and March 31, 1996, respectively. The Company's net sales are sensitive to changes in the world pricing of primary aluminum. This price sensitivity impacts substantially all of the Company's products to varying degrees, with less impact on the more specialized and value-added products.

Primary products' net sales for the three months ended March 31, 1997, decreased 36 percent principally due to a 39 percent decline in external shipments, resulting from higher internal consumption. Internal consumption of primary products increased 40 percent in the first quarter of 1997 as compared with the first quarter of 1996, substantially resulting from integration of the Company's expanded extrusion operations. The January 31, 1996 acquisition of Cressona more than doubled the capacity of the Company's extrusion operations. Primary production in the first quarter of 1997 was consistent with production in 1996.

Semi-fabricated products' net sales for the three months ended March 31, 1997, increased 18 percent principally due to shipment increases of 22 percent. The increase in shipments is primarily related to the expansion of the Company's extrusions operations and increased shipments at the mill operations.

Fabricated Product's net sales for the three months ended March 31, 1997, decreased 44 percent on declining shipments of 21 percent, principally due to the sale of certain fabricated products operations in Western Europe and in the United States ("Fab Products"). Increased sales in the Company's European secondary aluminum operation were more than offset by the effects of the September 1996 sale of Fab Products, which had first quarter 1996 sales of $111.4.

COST AND EXPENSES

The Company's cost and expenses were $643.6 for the three months ended March 31, 1997, compared with cost and expenses of $727.5 for the three months ended March 31, 1996. The decrease is largely attributable to lower volumes, principally attributable to the sale of Fab Products.

Cost of goods sold decreased 13 percent due substantially to lower volumes as a result of the sale of Fab Products, partially offset by higher mill and extrusion volumes and European secondary aluminum shipments.

Selling and general expenses decreased five percent due primarily to the sale of Fab Products offset somewhat by the growth in the Company's international development and extrusion business. Depreciation and amortization increased 12 percent. The increase is commensurate with the Company's capital spending program to enhance the productivity and competitiveness of its operations.

OTHER ITEMS AFFECTING NET EARNINGS

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 1997, was ($.3) compared with $14.1 over the same period in 1996. The three months ended March 31, 1996 include $18.6 of dividend income received from investments in mining operations. This investment was sold during the second quarter of 1996.

Interest Expense, Net

Gross interest expense of $14.9 for the three months ended March 31, 1997, decreased from $20.7 in the same 1996 period as a result of lower average borrowings. Interest income was $0.6 for the three months ended March 31, 1997, as compared to $1.6 in the same 1996 period. Capitalized interest was $0.9 for the three months ended March 31, 1997, as compared to $1.9 in the same 1996 period.

Income Taxes

The income tax provision for the three months ended March 31, 1997, was $17.8 compared to $55.0 for the same 1996 period. The effective tax rates for these periods differ from statutory rates because of provisions for state and foreign taxes. In addition, the three months ended March 31, 1996 include a provision for prior years and $6.2 of foreign tax credits which substantially offset the federal tax related to the first quarter 1996 dividend from investments in mining operations.

STRATEGIC TRANSACTIONS

On January 26, 1996, the Company sold a 23 percent undivided interest in its Mt. Holly primary aluminum reduction facility for $89.3. The Company recorded a gain of $78.4 ($48.6 after-tax) in connection with this transaction. This transaction reduced the Company's ownership in the Mt. Holly facility to 50.33 percent.

On January 31, 1996, the Company purchased all of the common shares of privately held Cressona for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

The acquisition has been accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under available credit facilities. All of these borrowings have been repaid.

On September 25, 1996, the Company sold Fab Products for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7 net of a $35.0 tax provision, in the third quarter of 1996 in connection with the sale.

Pro Forma Information

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and primary earnings per common share for the three months ended March 31, 1996, as if the acquisition of Cressona and the sale of the Fabricated Products businesses each occurred on January 1, 1996. The pro forma adjustments for the three months ended March 31, 1996 include the addition of
Cressona's operating results for the month of  January 1996.   Since the
acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through March 31, 1996.

                                                               Three Months Ended
                                                                 March 31, 1996
                                                               ------------------

         Net sales  . . . . . . . . . . . . . . . . . . . . .       $723.8
         Net earnings   . . . . . . . . . . . . . . . . . . .       $ 95.1
         Primary earnings per common share  . . . . . . . . .       $ 2.04

The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 nor are they intended to be a projection of future results.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operations provided $30.8 and $25.6 of cash during the first three months of 1997 and 1996, respectively. Higher cash flows are directly related to lower working capital increases during the 1997 period compared to the working capital increases during the 1996 period, which were partially offset in 1996 by the receipt of dividends from mining interests of $18.6.

Investing Activities

Cash used by investing activities was $34.6 for the three months ended March 31, 1997, compared to $401.7 of cash used in the first three months of 1996, which included the acquisition of Cressona for $436.5 (net of cash acquired) and proceeds from the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction facility of $89.3. Capital expenditures were $37.6 during the first three months of 1997 compared to $55.4 in the first three months of 1996.

In September 1996 the Company, through its subsidiary, Alumax Mill Products, Inc. exercised its option to purchase its leased Texarkana rolling mill facility in November 1997 for approximately $97 in cash. Additionally, during 1996, the Company entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China for the annual production of 8,000 to 10,000 tonnes of light gauge aluminum foil for China's packaging market. Alumax will invest $38 of cash in the joint venture to develop a continuous cast foil operation. As of December 31, 1996, the Company had invested $13 of cash in the joint venture. The Company intends to invest the remainder of the total obligation during the second and third quarters of 1997. Management expects to finance these commitments from working capital provided from operations and financing from the Company's revolving credit facilities. Total capital spending in 1997, including the above mentioned projects, is expected to be $350.

Financing Activities

Cash used in financing activities was $18.7 in the first three months of 1997 compared to cash provided of $206.0 in the first three months of 1996. At March 31, 1997, the Company's total debt to capital ratio was 29.3 percent, down from 30.2 percent at December 31, 1996 and 42.3 percent at March 31, 1996, which is attributable to debt repayments of $18.8 and a year-to-date increase in stockholders' equity of $28.7 from December 31, 1996. In the first quarter of 1996, the Company borrowed $375 under available credit facilities to finance the acquisition of Cressona. All of these borrowings were subsequently repaid during 1996. Debt repayments of $166.7 in the first three months of 1996 included early retirements of $39.3 of Cressona debt acquired and a $90.7 promissory note due in May 1996. (See Note 8 to the Financial Statements in the Company's 1996 Annual Report on Form 10-K).

Additionally, $2.3 in dividends were paid to holders of Alumax $4.00 Series A Convertible Preferred Stock in the first quarter months of 1996. In December 1996, the outstanding shares of Preferred Stock were converted into approximately 9.6 million shares of Alumax Common Stock.

Income Taxes

The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through March 31, 1997, would be approximately $287. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. A decision by the Court is expected in late 1997. Payment of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part, in the year of payment and within the carryforward period, the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition.

Risk Management

The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counterparty nonperformance under financial instrument agreements at March 31, 1997, is not significant.

The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures contracts which effectively convert forward fixed price arrangements to market prices in order to meet overall strategic objectives. Such contracts covered approximately 133,325 tonnes at March 31, 1997, and mature at various dates through 1999. Gains or losses with respect to these positions are reflected in earnings concurrent with consummation of the underlying fixed price transaction. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of the underlying fixed price transactions.

The Company also may, from time to time, establish a floor selling price for varying quantities of future production, while preserving the opportunity to participate in upward price movements. This may be accomplished by entering into forward sales of primary aluminum and purchases of call options, which together provide the same price protection as purchasing put options, or by purchasing put options alone, in a manner which correlates with the Company's production and sales of primary aluminum. The strategy may be modified from time to time. At March 31, 1997, the Company's commitments with respect to these financial instruments covered 232,500 tonnes of future production. The book value and market value of these financial instruments were $14.0 and $1.0, respectively, at March 31, 1997.

Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company may utilize forward foreign currency contracts. At March 31, 1997, the Company had outstanding $91.4 in forward foreign currency contracts which mature during the remainder of 1997. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign currency denominated transactions. If these contracts had been terminated at March 31, 1997, the Company would have paid approximately $1.1.

The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At March 31, 1997, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with a notional amount of $400 through October 26, 2000 and interest rate caps having a notional amount of $150 expiring October 26, 1998. The Company would have paid approximately $33.3 to terminate these agreements at March 31, 1997.

The Company also purchases natural gas for its operations and enters into forward contracts to eliminate the volatility in prices. At March 31, 1997, none of these contracts was material.

For further information regarding the Company's risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Financial Statements in the Company's 1996 Annual Report on Form 10-K.

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

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation, and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or results of operations of the Company. The Company's environmental reserves totaled $29.5 at March 31, 1997 and $29.6 at December 31, 1996.

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

Part II.  Other Information

Item 1.  Legal Proceedings

In August 1994, Alumax received a civil investigative demand from the Antitrust Division of the Department of Justice requesting documents and information principally relating to reductions in the production of primary aluminum during the period from 1991 to the date of the demand. By letter dated May 9, 1997, the Department of Justice advised the Company that the investigation relating to the demand has been closed. See "Legal Proceedings-Other Legal Proceedings-Justice Department Inquiry" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


Exhibit
Number                                           Description
------                                           -----------

11.01     Calculation of Earnings per Common Share.

27.01     Financial Data Schedule. (for SEC use only)

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Alumax Inc.



                                        By  /s/ Helen M. Feeney
                                            ----------------------------
                                            Helen M. Feeney
                                            Vice President and
                                            Corporate Secretary




                                        By  /s/ Michael T. Vollkommer
                                            -----------------------------
                                            Michael T. Vollkommer
                                            Vice President and Controller


Date: May 15, 1997

                                EXHIBIT INDEX



Exhibit
Number                                   Description
------                                   -----------

11.01      Calculation of Earnings per Common Share.

27.01      Financial Data Schedule. (for SEC use only)
