Form 10-Q
period 1997-06-30
ALUMAX INC
filed 1997-08-08
CIK 912600

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number  1-12374
                                                ---------

                              [ALUMAX INC. LOGO]


             (Exact name of registrant as specified in its charter)


            Delaware                                             13-2762395
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3424 Peachtree Road, N.E., Suite 2100, Atlanta, Georgia              30326
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code               (404) 846-4600
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
Yes  X  No
    ---    ---

                Number of shares of common stock of registrant
            -----------------------------------------------------
                   outstanding at July 31, 1997: 55,061,257
            ------------------------------------------------------

Part I.  Financial Information
Item 1.  Financial Statements

                                   ALUMAX INC.

                        CONDENSED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                      Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                      ------------------    ----------------------
                                                        1997       1996        1997         1996
                                                      -------    -------    ---------    ---------
                                                         (In Millions, Except Per Share Amounts)
NET SALES ..........................................  $ 730.9    $ 851.4    $ 1,432.7    $ 1,654.0
                                                      -------    -------    ---------    ---------
Cost and expenses:
     Cost of goods sold ............................    559.9      681.3      1,105.5      1,312.0
     Selling and general ...........................     62.4       69.8        123.3        133.6
     Depreciation and amortization .................     37.6       35.9         74.7         68.9
                                                      -------    -------    ---------    ---------
                                                        659.9      787.0      1,303.5      1,514.5
                                                      -------    -------    ---------    ---------

EARNINGS FROM OPERATIONS ...........................     71.0       64.4        129.2        139.5

Gain on sales of assets ............................       --       92.8           --        171.2
Other income (expense), net ........................      2.7         .8          2.4         14.9
Interest expense, net ..............................    (13.9)     (16.9)       (27.3)       (34.1)
                                                      -------    -------    ---------    ---------

EARNINGS BEFORE INCOME TAXES .......................     59.8      141.1        104.3        291.5

Income tax provision ...............................    (24.0)     (58.0)       (41.8)      (113.0)
                                                      -------    -------    ---------    ---------

NET EARNINGS .......................................     35.8       83.1         62.5        178.5
Preferred dividends ................................       --       (2.4)          --         (4.7)
                                                      -------    -------    ---------    ---------
EARNINGS APPLICABLE TO COMMON SHARES ...............  $  35.8    $  80.7    $    62.5    $   173.8
                                                      =======    =======    =========    =========

Primary earnings per common share ..................  $  0.64    $  1.77    $    1.12    $    3.81
                                                      =======    =======    =========    =========
Fully diluted earnings per common share ............  $  0.64    $  1.50    $    1.12    $    3.23
                                                      =======    =======    =========    =========

Weighted average primary shares outstanding ........     55.9       45.7         55.9         45.6
                                                      =======    =======    =========    =========
Weighted average fully diluted shares outstanding ..     56.0       55.3         55.9         55.2
                                                      =======    =======    =========    =========




   The accompanying notes are an integral part of these financial statements.

                                   ALUMAX INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

                                                                                 June 30,  December 31,
                                                                                   1997        1996
                                                                                 --------  ------------
                                                                                 (Millions of Dollars,
                                                                               Except per Share Amounts)
                              ASSETS
Current Assets:
     Cash and equivalents ....................................................   $   27.0    $   34.6
     Accounts receivable, less allowance for doubtful accounts
        (1997-$17.5; 1996-$16.6) .............................................      444.8       439.1
     Inventories .............................................................      543.3       519.9
     Other current assets ....................................................       93.6        92.2
                                                                                 --------    --------
        Total current assets .................................................    1,108.7     1,085.8
                                                                                 --------    --------
Noncurrent Assets:
     Property, plant and equipment at cost, less accumulated
        depreciation and amortization (1997-$1,079.8; 1996-$1,036.8) .........    2,023.1     2,027.4
     Other assets ............................................................      188.3       185.5
                                                                                 --------    --------
        Total noncurrent assets ..............................................    2,211.4     2,212.9
                                                                                 --------    --------
TOTAL ASSETS .................................................................   $3,320.1    $3,298.7
                                                                                 ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ........................................................   $  122.0    $  162.6
     Accrued liabilities .....................................................      234.0       224.2
     Current maturities of long-term debt ....................................       42.6        38.4
                                                                                 --------    --------
        Total current liabilities ............................................      398.6       425.2
                                                                                 --------    --------
Noncurrent Liabilities:
     Long-term debt ..........................................................      649.1       672.0
     Other noncurrent liabilities ............................................      565.8       560.7
                                                                                 --------    --------
        Total noncurrent liabilities .........................................    1,214.9     1,232.7
                                                                                 --------    --------

Commitments and Contingencies

Stockholders' Equity:
     Common stock of $.01 par value ..........................................         .6          .5
     Paid-in capital .........................................................      929.6       920.2
     Retained earnings .......................................................      786.8       724.3
     Cumulative foreign currency translation adjustment ......................      (10.4)       (4.2)
                                                                                 --------    --------
        Total stockholders' equity ...........................................    1,706.6     1,640.8
                                                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $3,320.1    $3,298.7
                                                                                 ========    ========




   The accompanying notes are an integral part of these financial statements.

                                   ALUMAX INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Six Months Ended
                                                                         June 30,
                                                                 ------------------------
                                                                      1997      1996
                                                                     ------    ------
                                                                   (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings .................................................  $ 62.5    $178.5
     Reconciliation of net earnings to net cash provided by
       operating activities:
        Depreciation and amortization .............................    74.7      68.9
        Provision for doubtful accounts ...........................     1.3       3.5
        Gain on sales of assets ...................................    (2.3)   (171.2)
        Deferred income taxes .....................................    14.5      (0.3)
        Other noncash items .......................................     9.5       4.6
        Changes in working capital, net of effects
           of acquisition/disposition .............................   (62.6)     37.6
        Net change in other noncurrent assets and liabilities .....   (19.4)      3.4
                                                                     ------    ------
           Net cash provided by operating activities ..............    78.2     125.0
                                                                     ------    ------

INVESTING ACTIVITIES:
     Dispositions, net of cash sold ...............................     3.2     110.4
     Acquisition, net of cash acquired ............................      --    (436.5)
     Capital expenditures .........................................   (70.3)   (109.1)
                                                                     ------    ------
        Net cash used in investing activities .....................   (67.1)   (435.2)
                                                                     ------    ------

FINANCING ACTIVITIES:
     Repayments of long-term and short-term debt ..................   (18.7)   (241.8)
     Proceeds from long-term and short-term debt ..................      --     375.0
     Dividends paid on preferred stock ............................      --      (4.7)
                                                                     ------    ------
           Net cash provided by (used in) financing activities ....   (18.7)    128.5
                                                                     ------    ------

Net decrease in cash and equivalents ..............................    (7.6)   (181.7)
Cash and equivalents at beginning of year .........................    34.6     205.9
                                                                     ------    ------
Cash and equivalents at end of period .............................  $ 27.0    $ 24.2
                                                                     ======    ======

Supplemental Cash Flow Information:
     Income tax payments ..........................................  $ 26.9    $ 23.0
     Interest paid, net of amounts capitalized ....................  $ 31.2    $ 37.6




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

NOTE 2. FINANCIAL INSTRUMENTS ACCOUNTING POLICY

The Company may, from time to time, utilize certain financial instruments in connection with risk management. The fair value of financial instruments is determined by reference to market value quotes, where available, and other valuation techniques, as appropriate. Amounts to be paid or received on interest rate swaps and caps are included in interest expense on an accrual basis, as they effectively limit the interest rate exposure of the Company's debt commitments.

Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where conditions exist, the Company may utilize forward foreign currency contracts. Amounts paid or received on settlement of forward foreign currency contracts are deferred and included in the measurement of the related foreign denominated transactions.

The Company's results of operations and financial condition depend to a large degree on primary aluminum prices. In order to reduce this exposure, the Company may enter into future, forward and option contracts. Amounts paid or received on settlement of future, forward and option contracts, including any cost to purchase the contracts, are deferred and recognized as a component of the related transaction and included in costs and expenses, except for amounts paid or received on settlement of aluminum contracts by the primary reduction facilities, which are included in net sales.

All of the Company's financial instruments have been designated as hedges and are closely monitored to ensure that correlation between changes in the fair value of financial instruments and changes in the fair value associated with the underlying hedged items exists to such a degree that they substantially offset. In the event a high degree of correlation is not maintained, or anticipated transactions do not occur, deferred gains or losses on the affected financial instruments are recognized in earnings immediately. At June 30, 1997 all of the Company's financial instruments qualified for deferral accounting treatment.

NOTE 3. STRATEGIC TRANSACTIONS

On January 26, 1996, the Company sold a 23 percent undivided interest in its Mt. Holly primary aluminum reduction facility for $89.3. The Company recorded a gain of $78.4 ($48.6 after tax) in connection with this transaction. This transaction reduced the Company's ownership in the Mt. Holly facility to 50.33 percent.

On January 31, 1996, the Company purchased all of the common shares of privately held Cressona Aluminum Company ("Cressona") for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

                                   ALUMAX INC.

The acquisition was accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under available credit facilities. All of these borrowings were repaid in 1996.

In June 1996, the Company sold its investment in mining interests for $160 in cash. Of this amount, proceeds of $20 were received in June 1996. The remaining proceeds were received on July 1, 1996. The Company recorded an after-tax gain of $55.1, net of a $37.7 tax provision, in the second quarter of 1996.

On September 25, 1996, the Company sold certain Fabricated Products businesses in Western Europe and in the United States for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7, net of a $35.0 tax provision, in the third quarter of 1996 in connection with the sale.

Pro Forma Information

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings and primary earnings per common share for the three and six months ended June 30, 1996, as if the acquisition of Cressona and the sale of the Fabricated Products businesses each occurred on January 1, 1996. The pro forma adjustments for the three and six months ended June 30, 1996, include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through June 30, 1996.

                                                        Three Months Ended      Six Months Ended
                                                           June 30, 1996         June 30, 1996
                                                        ------------------      ----------------
         Net sales...................................          $724.1               $1,447.9
         Net earnings................................          $ 79.3               $  174.4
         Primary earnings per common share...........          $ 1.68               $   3.72


The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 nor are they intended to be a projection of future results.

NOTE 4. INVENTORIES

Components of inventories at June 30, 1997 and December 31, 1996 are:

                                           1997            1996
                                          ------          ------
         Raw materials ..............     $279.2          $323.7
         Work in process.............      152.1            87.3
         Finished products...........      112.0           108.9
                                          ------          ------
            Total....................     $543.3          $519.9
                                          ======          ======

Approximately 79 percent and 78 percent of inventory at June 30, 1997 and December 31, 1996 has been determined on the LIFO cost basis. The excess of replacement cost over the LIFO basis of such inventory is approximately $88.9 and $74.0 at June 30, 1997 and December 31, 1996, respectively.

                                   ALUMAX INC.

NOTE 5. DEBT

On May 30, 1997, the Company amended its existing $400 revolving credit facility, increasing the total amount available under the facility to $500 and extending the term of the facility to May 2002. The terms and convenants that govern the facility were not substantially changed with the amendment. At June 30, 1997, the entire amount of the facility was available to the Company.

NOTE 6. INCOME TAX PROVISION

                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                               ------------------     -----------------
                                 1997       1996       1997       1996
                                -----      -----      -----      ------
         Federal ............   $20.0      $28.7      $34.5      $ 75.4
         Foreign ............     1.5       24.6        3.0        27.6
         State ..............     2.5        4.7        4.3        10.0
                                -----      -----      -----      ------
           Total ............   $24.0      $58.0      $41.8      $113.0
                                =====      =====      =====      ======


The effective tax rates for these periods differ from statutory rates due to provisions for state and foreign taxes. In addition, the three and six months ended June 30, 1996 include a provision for prior years and the six months ended June 30, 1996 includes $6.2 of foreign tax credits which substantially offset the federal tax related to the first quarter 1996 dividend from investments in mining operations.

NOTE 7. OTHER INCOME

The six months ended June 30, 1996, includes $18.6 of dividend income received from investments in mining operations. These investments were sold during the second quarter of 1996.

NOTE 8. EARNINGS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128" or the "Statement"). This Statement simplifies the standards for computing earnings per share currently required by APB Opinion No. 15 ("Opinion 15") and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. This statement also requires presentation of diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if options or warrants were exercised or convertible securities were converted into common stock. Diluted earnings per share is computed similarly to fully-diluted earnings per share under Opinion 15. The following pro forma schedule illustrates the earnings per share the Company would have reported under the provisions of FAS 128 for the three and six months ended June 30, 1997 and 1996:

                                                                    Three Months Ended       Six Months Ended
                                                                          June 30,               June 30,
                                                                    ------------------      ------------------
                                                                       1997      1996         1997        1996
                                                                      -----     -----        -----       -----
         Pro forma basic earnings per share......................     $0.65     $1.80        $1.14       $3.88
         Pro forma diluted earnings per share....................      0.64      1.50         1.12        3.23

         Weighted average shares outstanding.....................      55.0      44.9         55.0        44.9
         Weighted average diluted shares outstanding.............      55.9      55.3         55.9        55.2

As required by the Statement, the Company will adopt FAS 128 in the fourth quarter of 1997.

                                   ALUMAX INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)


NOTE 9. COMMITMENTS AND CONTINGENCIES

The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through June 30, 1997, would be approximately $299. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. A decision by the Court is expected in late 1997. Payment by the Company of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part, in the year of payment and within the carry-forward period, the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition.

The Company and its affiliates have been named as defendants in lawsuits in various matters relating to both current and former operations. In addition, the Company and certain of its subsidiaries have been named as defendants in lawsuits or as potentially responsible parties in state and federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities which also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. The Company's environmental reserves totalled $29.3 and $29.6 at June 30, 1997 and December 31, 1996, respectively. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves. Although the Company believes it has coverage for some environmental claims under certain insurance policies, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of such costs. Insurance recoveries were not considered in establishing reserves for any of these sites absent an agreement between the carriers and the Company.

For information regarding additional commitments and contingencies, see Note 9 to the Financial Statements in the Company's 1996 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; millions of dollars, except per share and per tonne and per pound amounts)

INTRODUCTION

Net earnings totalled $35.8, and $62.5, or $0.64 and $1.12 per common shares for the three and six months ended June 30, 1997, respectively, compared with net earnings of $83.1 and $178.5, or $1.77, and $3.81 per common share, in the three and six months ended June 30, 1996. The 1996 results included a second quarter after-tax gain of $55.1 on the sale of mining interests and a first quarter after-tax gain of $48.6 on the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction facility. After-tax dividend income of $18.3 received from investments in mining operations was also included in the first quarter 1996 results.

RESULTS OF OPERATIONS

Earnings from operations for the three and six months ended June 30, 1997 totalled $71.0 and $129.2, respectively, compared with operating earnings of $64.4 and $139.5 for the comparable 1996 periods.

                                                           Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                          --------------------    ----------------------
                                                            1997        1996         1997         1996
                                                          -------    ---------    ---------    ---------
         NET SALES
              Primary aluminum products ...............   $ 133.7    $   164.4    $   260.5    $   361.6
              Semi-fabricated products(1) .............     463.6        438.8        913.3        818.9
              Fabricated products(1) ..................     133.6        248.2        258.9        473.5
                                                          -------    ---------    ---------    ---------
                                                          $ 730.9    $   851.4    $ 1,432.7    $ 1,654.0
                                                          =======    =========    =========    =========
         EARNINGS FROM OPERATIONS
              Aluminum processing .....................   $  83.4    $    75.3    $   153.4    $   160.0
              Corporate ...............................     (12.4)       (10.9)       (24.2)       (20.5)
                                                          -------    ---------    ---------    ---------
                                                          $  71.0    $    64.4    $   129.2    $   139.5
                                                          =======    =========    =========    =========
         PRODUCTION AND SHIPMENTS (THOUSANDS OF TONNES)
         Sources of metal
              Primary aluminum production .............     178.9        169.8        352.7        343.2
              Aluminum purchases ......................      95.5        121.3        190.9        229.6
                                                          -------    ---------    ---------    ---------
                                                            274.4        291.1        543.6        572.8
                                                          =======    =========    =========    =========
         Metal shipments
         Aluminum processing (including tolling)
              Primary aluminum products ...............      74.6         95.2        142.6        207.3
              Semi-fabricated products(1) .............     158.6        151.8        316.3        281.5
              Fabricated products(1)(2) ...............      27.4         36.3         53.2         68.8
                                                          -------    ---------    ---------    ---------
                                                            260.6        283.3        512.1        557.6
                                                          =======    =========    =========    =========
         DERIVED PRICES (DOLLARS/LB.)(3)
              Primary aluminum products ...............   $  0.81    $    0.78    $    0.83    $    0.79
              Semi-fabricated products(1) .............   $  1.33    $    1.31    $    1.31    $    1.32
              Fabricated products(1)(2) ...............   $  2.22    $    3.10    $    2.21    $    3.12


(1) Net sales and shipments for the Company's Magnolia operation have been reclassified from fabricated products to semi-fabricated products. Magnolia manufactures shower and tub enclosures, stadium seating, and other extruded products.

(2) Included in Fabricated products' metal shipments for the three and six months ended June 30, 1997, are billet shipments of 10.4 and 20.6 thousand tonnes, respectively, compared with 8.2 and 14.8 thousand tonnes in the same 1996 periods.

(3) Derived prices are calculated as net sales divided by pounds shipped (one tonne equals 2,204.6 pounds).

NET SALES AND SHIPMENTS

The Company generated quarterly sales of $730.9 on aluminum shipments of 260,600 tonnes in the second quarter of 1997 compared with sales of $851.4 on aluminum shipments of 283,300 tonnes in the second quarter of 1996. For the first six months of 1997, the Company generated sales of $1,432.7 on aluminum shipments of 512,100 tonnes, compared with sales of $1,654.0 on aluminum shipments of 557,600 tonnes in the first six months of 1996. Decreases in net sales were principally a result of decreased shipments.

The London Metals Exchange (the "LME") cash price averaged $1,590 per tonne in the first six months of 1997 compared with $1,575 per tonne in the first six months of 1996. The Company's net sales are sensitive to changes in the world pricing of primary aluminum. This price sensitivity impacts substantially all of the Company's products to varying degrees, with less impact on the more specialized and value-added products.

Primary products' net sales for the three and six months ended June 30, 1997, decreased 19 percent and 28 percent, respectively. Substantially all of the decreases were due to declines in external shipments, resulting from higher internal consumption. Internal consumption of primary products grew by 34 percent in the first half of 1997 compared with the first half of 1996. The increase in internal consumption was driven by the integration of the Company's expanded extrusion operations. The January 31, 1996 acquisition of Cressona more than doubled the capacity of the Company's extrusion operations. Primary's total production in the first half of 1997 was consistent with production in 1996.

Semi-fabricated products' net sales for the three and six months ended June 30, 1997, increased 6 percent and 12 percent, respectively, on increased shipments. The increase in shipments was related primarily to the January 1996 acquisition of Cressona and continued growth in the Company's extrusions operations in the transportation and service center businesses.

Fabricated Products' net sales for the three and six months ended June 30, 1997, decreased 46 percent and 45 percent, respectively, principally due to the sale of certain fabricated products operations in Western Europe and in the United States ("Fab Products"). Increased sales in the Company's European secondary aluminum operation were more than offset by the effects of the September 1996 sale of Fab Products, which had sales of $127.8 and $239.2 in the three and six months ended June 30, 1996.

COSTS AND EXPENSES

The Company's costs and expenses were $659.9 and $1,303.5 for the three and six months ended June 30, 1997, respectively, compared with costs and expenses of $787.0 and $1,514.5 for the three and six months ended June 30, 1996, respectively. The decreases were largely attributable to lower volumes resulting from the sale of Fab Products and decreases in external purchases of aluminum.

Cost of goods sold decreased 18 percent and 16 percent in the three and six months ended June 30, 1997, respectively. The decreases were the result of the sale of Fab Products and lower external aluminum purchases from the integration of the downstream operations partially offset by higher shipments from the extrusion, mill, and European secondary aluminum businesses.

In July 1997, the Company announced a consolidation and action plan related to its semi-solid forging manufacturing operations. The anticipated cost of this consolidation is not expected to materially affect the Company's results of operations or financial position.

Selling and general expenses decreased 11 percent and eight percent in the three and six months ended June 30, 1997, respectively, due primarily to the sale of Fab Products offset partially by the growth in the Company's extrusion business and increased international development activity. Depreciation and amortization increased five percent and eight percent in the three and six month periods ended June 30, 1997, respectively. These increases were commensurate with the Company's level of capital spending.

OTHER ITEMS AFFECTING NET EARNINGS

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 1997, was $2.7 and $2.4, respectively, compared with $0.8 and $14.9 for the same periods in 1996. The six months ended June 30, 1996 included $18.6 of dividend income received from investments in mining operations. This investment was sold during the second quarter of 1996.

Interest Expense, Net

Gross interest expense was $14.8 and $29.7 for the three and six months ended June 30, 1997, respectively, a decrease of $19.7 and $40.4 from the comparable periods in 1996. These decreases were a result of lower average borrowings. Interest income was $1.2 for the six months ended June 30, 1997, compared with $2.4 for the same period in 1996. Capitalized interest was $1.2 for the six months ended June 30, 1997, compared with $3.9 for the same period in 1996.

Income Taxes

The income tax provision for the three and six months ended June 30, 1997, was $24.0 and $41.8 respectively, compared with $58.0 and $113.0 for the same 1996 periods. The effective tax rates for these periods differ from statutory rates because of provisions for state and foreign taxes. In addition, the six months ended June 30, 1996 include a provision for prior years and $6.2 of foreign tax credits which substantially offset the federal tax related to the first quarter 1996 dividend from investments in mining operations.

STRATEGIC TRANSACTIONS

On January 26, 1996, the Company sold a 23 percent undivided interest in its Mt. Holly primary aluminum reduction facility for $89.3. The Company recorded a gain of $78.4 ($48.6 after tax) in connection with this transaction. This transaction reduced the Company's ownership in the Mt. Holly facility to 50.33 percent.

On January 31, 1996, the Company purchased all of the common shares of privately held Cressona for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, liabilities of $87.4 were acquired. Cressona is a leading manufacturer of extruded aluminum products.

The acquisition was accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under available credit facilities. All of these borrowings were repaid in 1996.

In June 1996, the Company sold its investment in mining interests for $160 in cash. Of this amount, proceeds of $20 were received in June 1996. The remaining proceeds were received on July 1, 1996. The Company recorded an after-tax gain of $55.1, net of a $37.7 tax provision, in the second quarter of 1996.

On September 25, 1996, the Company sold Fab Products for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7, net of a $35.0 tax provision, in the third quarter of 1996 in connection with the sale.

Pro Forma Information

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and primary earnings per common share for the three and six months ended June 30, 1996, as if the acquisition of Cressona and the sale of the Fabricated Products businesses each occurred on January 1, 1996. The pro forma adjustments for the three and six months ended June 30, 1996 include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through June 30, 1996.

                                                       Three Months Ended     Six Months Ended
                                                          June 30, 1996         June 30, 1996
                                                       ------------------     ----------------
        Net sales...................................          $724.1               $1,447.9
        Net earnings................................          $ 79.3               $  174.4
        Primary earnings per common share...........          $ 1.68               $   3.72

The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 nor are they intended to be a projection of future results.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operations provided $78.2 and $125.0 of cash during the first six months of 1997 and 1996, respectively. Decreased cash flows were directly related to increases in working capital during the 1997 period. The increase in working capital was primarily a result of increased inventory levels for planned maintenance and upgrades of equipment at the company's mill operations. Additionally, cash provided by operations included the 1996 receipt of dividends from mining interests of $18.6.

Investing Activities

Cash used by investing activities was $67.1 for the six months ended June 30, 1997, compared with $435.2 of cash used in the first six months of 1996, which included the acquisition of Cressona for $436.5 (net of cash acquired) and proceeds of $110.4 from the sale of non-strategic assets. Capital expenditures were $70.3 during the first six months of 1997 compared with $109.1 in the first six months of 1996.

In September 1996, the Company, through its subsidiary, Alumax Mill Products, Inc., exercised its option to purchase its leased Texarkana rolling mill facility in November 1997 for approximately $97 in cash. Additionally, during 1996, the Company entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China, for the annual production of 8,000 to 10,000 tonnes of light gauge aluminum foil for China's packaging market. Alumax will invest $38 of cash in the joint venture to develop a continuous cast foil operation. As of June 30, 1997, the Company had invested $21 of cash in the joint venture. The Company intends to invest the remainder of the total obligation during the third quarter of 1997. Management expects to finance these commitments from working capital provided from operations and financing from the Company's revolving credit facilities. Total capital spending in 1997, including the above mentioned projects, is expected to be approximately $300.

Financing Activities

Cash used in financing activities was $18.7 in the first six months of 1997 compared with cash provided of $128.5 in the first six months of 1996. At June 30, 1997, the Company's total debt to capital ratio was 28.8 percent, down from
30.2 percent at December 31, 1996 and 39.4 percent at June 30, 1996. This improvement was attributable to debt repayments of $18.7 and a year-to-date increase in stockholders' equity of $65.8 from December 31, 1996. In the first half of 1996, the Company borrowed $375 under available credit facilities to finance the acquisition of Cressona. All of these borrowings were subsequently repaid during 1996. Debt repayments of $241.8 in the first six months of 1996 included the early retirements of $39.3 of Cressona debt acquired and a $90.7 promissory note due in May 1996. (See Note 6 to the Financial Statements in the Company's 1996 Annual Report on Form 10-K).

On May 30, 1997, the Company amended its existing $400 revolving credit facility, increasing the total amount available under the facility to $500 and extending the term of the facility to May 2002. The terms and convenants that govern the facility were not substantially changed with the amendment. At June 30, 1997, the entire amount of the facility was available to the Company.

Additionally, $4.7 in dividends were paid to holders of Alumax $4.00 Series A Convertible Preferred Stock in the first six months of 1996. In December 1996, the outstanding shares of Preferred Stock were converted into approximately 9.6 million shares of Alumax Common Stock.

Income Taxes

The Internal Revenue Service (the "IRS") has asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has asserted a federal income tax deficiency against Alumax of approximately $129. Interest on the deficiency through June 30, 1997, would be approximately $299. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties have waived their rights to a trial and the matter has been submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted, or to be submitted, to the Court by the parties. A decision by the Court is expected in late 1997. Payment by the Company of the deficiency with interest thereon would provide certain tax benefits to the Company that would offset in part, in the year of payment and within the carry-forward period, the cost of paying the deficiency and interest. The Company believes that it has adequate reserves so that any unprovided for net deficiency would not have a material adverse effect on the Company's financial condition.

Risk Management

The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counterparty nonperformance under financial instrument agreements at June 30, 1997 is not significant.

The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures contracts which effectively convert forward fixed price arrangements to market prices in order to meet overall strategic objectives. Such contracts covered approximately 151,400 tonnes at June 30, 1997, and include varying maturity dates through 1999. Gains or losses with respect to these positions are reflected in earnings concurrent with consummation of the underlying fixed price transaction. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of the underlying fixed price transactions.

The Company also may, from time to time, establish a floor selling price for varying quantities of future production, while preserving the opportunity to participate in upward price movements. This may be accomplished by entering into forward sales of primary aluminum and purchases of call options, which together provide the same price protection as purchasing put options, or by purchasing put options alone, in a manner which correlates with the Company's production and sales of primary aluminum. This strategy may be modified from time to time. At June 30, 1997, the Company's commitments with respect to these financial instruments covered 210,550 tonnes of future production. The book value and market value of these financial instruments were $11.9 and $6.2, respectively, at June 30, 1997.

Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company may utilize forward foreign currency contracts. At June 30, 1997, the Company had outstanding $72.2 in forward foreign currency contracts which mature at various dates through July 1998. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign currency denominated transactions. If these contracts had been terminated at June 30, 1997, the Company would have paid approximately $1.8.

The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At June 30, 1997, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with a notional amount of $400 through October 26, 2000 and interest rate caps having a notional amount of $150 through October 26, 1998. The Company would have paid approximately $31.0 to terminate these agreements at June 30, 1997.

The Company also purchases natural gas for its operations and enters into forward contracts to eliminate the volatility in prices. At June 30, 1997, none of these contracts was material.

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

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation, and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or results of operations of the Company. The Company's environmental reserves totaled $29.3 at June 30, 1997 and $29.6 at December 31, 1996.

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

Part II. Other Information


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 29, 1997, at which security holders: (a) re-elected three directors, each for a term of three years; (b) ratified the selection of Coopers & Lybrand L.L.P. as auditors for the 1997 fiscal year; (c) approved an amendment to the Alumax Inc. Non-Employee Directors' Stock Compensation Plan (as Amended on October 3, 1996) to increase the number of shares of the Company's Common Stock awarded annually to each participant from 850 shares to 1,250 shares; and (d) approved an amendment to the Alumax Inc. 1993 Long Term Incentive Plan (as Amended and Restated and as Further Amended on October 3, 1996) to increase the number of shares of the Company's Common Stock authorized for issuance thereunder by 1,250,000 shares.

Results of the voting in connection with each of the above matters were as follows:

Voting on Directors


                              For          Withheld              Total
                              ---          --------              -----
J. Dennis Bonney          46,485,830        759,853           47,245,683
Harold Brown              46,476,870        768,813           47,245,683
Pierre DesMarais II       46,488,984        756,699           47,245,683


Ratification of independent Auditors

In Favor                -                   47,050,608
Against                 -                       81,758
Abstain                 -                      113,317
                                            ----------
Total                   -                   47,245,683

Approval of Amendment to the Non-Employee Directors' Stock Compensation Plan

In Favor                -                   45,311,789
Against                 -                    1,743,561
Abstain                 -                      190,333
                                            ----------
Total                   -                   47,245,683

Approval of Amendment to the Long Term Incentive Plan

In Favor                -                   41,248,454
Against                 -                    5,842,614
Abstain                 -                      154,615
                                            ----------
Total                   -                   47,245,683

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number            Description

4.01 First Amendment to Credit Agreement, dated as of May 30, 1997, among Alumax Inc. and the Banks signatory thereto.

10.01 Agreement, dated as of July 1, 1997, by and between Alumax of South Carolina, Inc. and South Carolina Public Service Authority.

10.02 Electric Service Agreement, dated November 11, 1994, between Eastalco Aluminum Company and The Potomac Edison Company.

11.01             Calculation of Earnings per Common Share.

27.01             Financial Data Schedule.

(b) Reports on Form 8-K

No reports on From 8-K were filed by Alumax Inc. during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ALUMAX INC.



                                             By  /s/ Helen M. Feeney
                                                 -------------------------------
                                                 Helen M. Feeney
                                                 Vice President and
                                                 Corporate Secretary




                                             By  /s/ Kevin J. Krakora
                                                 -------------------------------
                                                 Kevin J. Krakora
                                                 Vice President and Controller


Date: August 8, 1997

                                  EXHIBIT INDEX


Exhibit
Number            Description

4.01 First Amendment to Credit Agreement, dated as of May 30, 1997, among Alumax Inc. and the Banks signatory thereto.

10.01 Agreement, dated as of July 1, 1997, by and between Alumax of South Carolina, Inc. and South Carolina Public Service Authority.

10.02 Electric Service Agreement, dated November 11, 1994, between Eastalco Aluminum Company and The Potomac Edison Company.

11.01             Calculation of Earnings per Common Share.

27.01             Financial Data Schedule.