Form 10-Q
period 1997-09-30
ALUMAX INC
filed 1997-11-14
CIK 912600

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number   1-12374
                                                ----------


                                ALUMAX INC. [LOGO]

             (Exact name of registrant as specified in its charter)


           Delaware                                               13-2762395
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3424 Peachtree Road, N.E., Suite 2100, Atlanta, Georgia              30326
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code              (404) 846-4600
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

Number of shares of common stock of registrant outstanding at October 31, 1997:
54,805,449
--------------------------------------------------------------------------------

Part I. Financial Information
Item 1. Financial Statements

                                   ALUMAX INC.

                        CONDENSED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                        --------------------          ---------------------
                                                           1997       1996              1997         1996
                                                        ---------  ---------         ---------    ---------
                                                                (In Millions, Except Per Share Amounts)
NET SALES ...........................................   $   717.1  $   809.1          $2,149.8    $ 2,463.1
                                                        ---------  ---------         ---------    ---------
Cost and expenses:
     Cost of goods sold .............................       544.4      657.7           1,649.9      1,969.7
     Selling and general ............................        65.7       70.3             189.0        203.9
     Depreciation and amortization...................        40.4       36.7             115.1        105.7
                                                        ---------  ---------         ---------    ---------
                                                            650.5      764.7           1,954.0      2,279.3
                                                        ---------  ---------         ---------    ---------

EARNINGS FROM OPERATIONS ............................        66.6       44.4             195.8        183.8

Gain on sales of assets .............................          --       71.7                --        242.9
Other income (expense), net .........................         1.1       (1.9)              3.5         13.0
Interest expense, net ...............................       (13.5)     (15.8)            (40.8)       (49.9)
                                                        ---------  ---------         ---------    ---------

EARNINGS BEFORE INCOME TAXES ........................        54.2       98.4             158.5        389.8

Income tax provision ................................      (130.2)     (46.0)           (172.0)      (158.9)
                                                        ---------  ---------         ---------    ---------

NET EARNINGS (LOSS) .................................       (76.0)      52.4             (13.5)       230.9
Preferred dividends .................................          --       (2.3)               --         (7.0)
                                                        ---------  ---------         ---------    ---------
EARNINGS (LOSS) APPLICABLE TO COMMON SHARES .........   $   (76.0) $    50.1         $   (13.5)   $   223.9
                                                        =========  =========         =========    =========

Primary earnings (loss) per common share ............   $   (1.38) $    1.10         $   (0.25)   $    4.91
                                                        =========  =========         =========    =========
Fully diluted earnings per common share .............              $     .95                      $    4.18
                                                                   =========                      =========

Weighted average primary shares outstanding .........        55.1       45.6              55.0         45.6
                                                        =========  =========         =========    =========
Weighted average fully diluted shares outstanding....                   55.2                           55.2
                                                                   =========                      =========






   The accompanying notes are an integral part of these financial statements.

                                   ALUMAX INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

                                                                          September 30,    December 31,
                                                                              1997             1996
                                                                          -------------    ------------
                                                                              (Millions of Dollars,
                                                                            Except per Share Amounts)
                          ASSETS
Current Assets:
     Cash and equivalents ..........................................        $   59.9         $   34.6
     Accounts receivable, less allowance for doubtful accounts
        (1997-$14.4; 1996-$16.6) ...................................           460.7            439.1
     Inventories ...................................................           555.4            519.9
     Other current assets ..........................................            86.3             92.2
                                                                            --------         --------
        Total current assets .......................................         1,162.3          1,085.8
                                                                            --------         --------
Noncurrent Assets:
     Property, plant and equipment at cost, less accumulated
        depreciation and amortization (1997-$1,115.7; 1996-$1,036.8)         2,020.1          2,027.4
     Other assets ..................................................           265.0            185.5
                                                                            --------         --------
        Total noncurrent assets ....................................         2,285.1          2,212.9
                                                                            --------         --------
TOTAL ASSETS .......................................................        $3,447.4         $3,298.7
                                                                            ========         ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..............................................        $  135.1         $  162.6
     Accrued liabilities ...........................................           210.1            224.2
     Current maturities of long-term debt ..........................            46.4             38.4
                                                                            --------         --------
        Total current liabilities ..................................           391.6            425.2
                                                                            --------         --------
Noncurrent Liabilities:
     Long-term debt ................................................           626.5            672.0
     Other noncurrent liabilities ..................................           798.7            560.7
                                                                            --------         --------
        Total noncurrent liabilities ...............................         1,425.2          1,232.7
                                                                            --------         --------

Commitments and Contingencies

Stockholders' Equity:
     Common stock of $.01 par value ................................              .6               .5
     Paid-in capital ...............................................           933.3            920.2
     Retained earnings .............................................           710.8            724.3
     Cumulative foreign currency translation adjustment ............           (14.1)            (4.2)
                                                                            --------         --------
        Total stockholders' equity .................................         1,630.6          1,640.8
                                                                            --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................        $3,447.4         $3,298.7
                                                                            ========         ========




   The accompanying notes are an integral part of these financial statements.

                                   ALUMAX INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                   -------------------------
                                                                      1997           1996
                                                                   ----------     ----------
                                                                     (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss) .......................................     $(13.5)        $230.9
     Reconciliation of net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization ..........................      115.1          105.7
        Provision for doubtful accounts ........................        1.0            4.9
        Gain on sales of assets ................................       (2.1)        (242.9)
        Provision for tax assessment............................      108.6             --
        Deferred income taxes ..................................      (26.9)          (1.1)
        Other noncash items ....................................       13.2            6.2
        Changes in working capital, net of effects
           of acquisition/disposition ..........................      (93.8)          37.5
        Net change in other noncurrent assets and liabilities...       65.0           14.2
                                                                     ------         ------
           Net cash provided by operating activities ...........      166.6          155.4
                                                                     ------         ------

INVESTING ACTIVITIES:
     Dispositions, net of cash sold ............................        3.6          497.0
     Acquisition, net of cash acquired .........................         --         (436.5)
     Capital expenditures ......................................     (107.4)        (171.1)
                                                                     ------         ------
        Net cash used in investing activities ..................     (103.8)        (110.6)
                                                                     ------         ------

FINANCING ACTIVITIES:
     Repayments of long-term and short-term debt ...............      (37.5)        (550.6)
     Proceeds from long-term and short-term debt ...............         --          375.0
     Dividends paid on preferred stock .........................         --           (7.0)
                                                                     ------         ------
           Net cash used in financing activities ...............      (37.5)        (182.6)
                                                                     ------         ------

Net increase (decrease) in cash and equivalents ................       25.3         (137.8)
Cash and equivalents at beginning of year ......................       34.6          205.9
                                                                     ------         ------
Cash and equivalents at end of period ..........................     $ 59.9         $ 68.1
                                                                     ======         ======

Supplemental Cash Flow Information:
     Income tax payments .......................................     $ 27.9         $ 57.9
     Interest paid, net of amounts capitalized .................     $ 42.5         $ 53.1






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

All of the Company's financial instruments have been designated as hedges and are closely monitored to ensure that correlation between changes in the fair value of financial instruments and changes in the fair value associated with the underlying hedged items exists to such a degree that they substantially offset. In the event a high degree of correlation is not maintained, or anticipated transactions do not occur, deferred gains or losses on the affected financial instruments are recognized in earnings immediately. At September 30, 1997 all of the Company's financial instruments qualified for deferral accounting treatment.

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

                                   ALUMAX INC.

The acquisition was accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375.0 of borrowings obtained under available credit facilities. All of these borrowings were repaid in 1996.

In June 1996, the Company sold its investment in mining interests for $160.0 in cash. The Company recorded an after-tax gain of $55.1, net of a $37.7 tax provision, in the second quarter of 1996.

On September 25, 1996, the Company sold certain Fabricated Products businesses in Western Europe and in the United States for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7, net of a $35.0 tax provision, in the third quarter of 1996 in connection with the sale.

Pro Forma Information

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings and primary earnings per common share for the three and nine months ended September 30, 1996, as if the acquisition of Cressona and the sale of the Fabricated Products businesses each occurred on January 1, 1996. The pro forma adjustments for the three and nine months ended September 30, 1996, include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through September 30, 1996.

                                                      Three Months Ended         Nine Months Ended
                                                      September 30, 1996        September 30, 1996
                                                      ------------------        ------------------
         Net sales...............................           $686.2                     $2,134.1
         Net earnings............................           $ 46.2                     $  220.2
         Primary earnings per common share.......           $  .96                     $   4.67


The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996, nor are they intended to be a projection of future results.

NOTE 4. INVENTORIES

Components of inventories at September 30, 1997 and December 31, 1996 are:

                                                     1997        1996
                                                    ------      ------
         Raw materials ........................     $299.5      $323.7
         Work in process.......................      137.9        87.3
         Finished products.....................      118.0       108.9
                                                    ------      ------
            Total..............................     $555.4      $519.9
                                                    ======      ======

Approximately 81 percent and 78 percent of inventory at September 30, 1997 and December 31, 1996, respectively, have been determined on the LIFO cost basis. The excess of replacement cost over the LIFO basis of such inventory is approximately $94.7 and $74.0 at September 30, 1997 and December 31, 1996, respectively.

                                   ALUMAX INC.

NOTE 5. DEBT

On May 30, 1997, the Company amended its existing $400 revolving credit facility, increasing the total amount available under the facility to $500 and extending the term of the facility to May 2002. The terms and covenants that govern the facility were not substantially changed with the amendment.

In October 1997, the Company amended its then existing $500 revolving credit facility, increasing the total amount available under the facility to $800 and extending the term of the facility to October 2002. The terms and covenants that govern the facility were not substantially changed with the amendment. At September 30, 1997, the entire amount of the facility was available to the Company.

On October 27, 1997, the Company borrowed $355 under the revolving credit facility to pay the amounts owed to the Internal Revenue Service (the "IRS") based on the United States Tax Court ruling. See also Note 6 - Income Tax Provision.


NOTE 6. INCOME TAX PROVISION

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                   ------------------      --------------------
                                                    1997        1996        1997          1996
                                                   ------      ------      ------        ------
         Federal...........................        $125.9      $ 36.3      $160.4        $111.6
         Foreign...........................           2.1         7.4         5.1          35.0
         State.............................           2.2         2.3         6.5          12.3
                                                   ------      ------      ------        ------
           Total...........................        $130.2      $ 46.0      $172.0        $158.9
                                                   ======      ======      ======        ======


The effective tax rates for these periods differ from statutory rates because of provisions for state and foreign taxes and a charge related to an alleged income tax deficiency.

The IRS asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has assessed a federal income tax deficiency against Alumax of $129. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties waived their rights to a trial and the matter was submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted to the Court by the parties. On September 30, 1997, the Court entered a decision in favor of the IRS opining that AMAX Inc. did not have the 80 percent control necessary to consolidate. As a result of the ruling, the Company recorded a charge of $108.6 in the third quarter of 1997. The expected deficiency and accrued interest was recorded as a noncurrent liability in the Company's September 30, 1997 financial statements. On October 27, 1997, the Company paid an aggregate of $411 to the IRS, representing the expected deficiency and accrued interest. The payment was funded from cash on hand and borrowings of $355 under the Company's revolving credit facility. The Company intends to appeal the decision of the Court to the United States Court of Appeals.

The three and nine months ended September 30, 1996 include a provision for prior years and the effect of the repatriation of foreign earnings associated with the sale of certain Fabricated Products businesses in Western Europe which contribute to an effective tax rate higher than the statutory rate. In addition, the nine months ended September 30, 1996 includes $6.2 of foreign tax credits which substantially offset the federal tax related to the first quarter 1996 dividend from investments in mining operations.

                                   ALUMAX INC.

NOTE 7. OTHER INCOME

The nine months ended September 30, 1996, includes $18.6 of dividend income received from investments in mining operations. These investments were sold during the second quarter of 1996.

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128" or the "Statement"). This Statement simplifies the standards for computing earnings per share currently required by APB Opinion No. 15 ("Opinion 15") and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. This statement also requires presentation of diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if options or warrants were exercised or convertible securities were converted into common stock. Diluted earnings per share is computed similarly to fully-diluted earnings per share under Opinion 15. The following pro forma schedule illustrates the earnings per share the Company would have reported under the provisions of FAS 128 for the three and nine months ended September 30, 1997 and 1996:

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                            ------------------         -----------------
                                                             1997         1996          1997       1996
                                                            ------       -----         ------     ------
         Pro forma basic earnings (loss) per share.......   $(1.38)      $1.11         $(0.25)    $ 4.99
         Pro forma diluted earnings per share............                 0.95                      4.18

         Weighted average shares outstanding.............     55.1        44.9           55.0       44.9
         Weighted average diluted shares outstanding.....                 55.2                      55.2

As required by the Statement, the Company will adopt FAS 128 in the fourth quarter of 1997.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has been named as a defendant or identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws by governmental agencies and private parties at 37 pending waste disposal sites which, in most instances, were owned and operated by third parties. Management periodically evaluates such matters and records or adjusts liability reserves for remediation and other costs and potential damages when expenditures are considered probable and can be reasonably estimated.

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation, and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or results of operations of the Company. The Company's environmental reserves totaled $29.7 at September 30, 1997 and $29.6 at December 31, 1996.

                                   ALUMAX INC.

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

Net losses totalled $76.0 and $13.5, or $(1.38) and $(0.25) per common share, for the three and nine months ended September 30, 1997, respectively, compared with net earnings of $52.4 and $230.9, or $1.10 and $4.91 per common share, in the three and nine months ended September 30, 1996. The 1997 results include a $108.6 provision associated with a United States Tax Court decision concerning an alleged income tax deficiency and a $6.1 after-tax charge associated with consolidation efforts at the Company's semi-solid forging business. The 1996 results included after-tax gains of $36.7 in the third quarter on the sale of certain Fabricated Products businesses, $55.1 in the second quarter on the sale of mining interests and $48.6 in the first quarter on the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction facility. After-tax dividend income of $18.3 received from investments in mining operations was also included in the first quarter 1996 results.

RESULTS OF OPERATIONS

Earnings from operations for the three and nine months ended September 30, 1997 totalled $66.6 and $195.8, respectively, compared with operating earnings of $44.4 and $183.8 for the comparable 1996 periods.

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                      --------------------         ----------------------
                                                         1997       1996              1997         1996
                                                      ---------  ---------         ---------    ---------
NET SALES
     Primary aluminum products ....................   $   127.5  $   140.2         $   388.0    $   501.8
     Semi-fabricated products .....................       456.0      418.0           1,369.3      1,237.1
     Fabricated products ..........................       133.6      250.9             392.5        724.2
                                                      ---------  ---------         ---------    ---------
                                                      $   717.1  $   809.1         $ 2,149.8    $ 2,463.1
                                                      =========  =========         =========    =========
EARNINGS FROM OPERATIONS
     Aluminum processing ..........................   $    80.5  $    55.1         $   233.9    $   215.0
     Corporate ....................................       (13.9)     (10.7)            (38.1)       (31.2)
                                                      ---------  ---------         ---------    ---------
                                                      $    66.6  $    44.4         $   195.8    $   183.8
                                                      =========  =========         =========    =========
PRODUCTION AND SHIPMENTS (THOUSANDS OF TONNES)
Sources of metal
     Primary aluminum production ..................       177.6      162.9             530.3        506.1
     Aluminum purchases ...........................        81.9      107.7             272.8        337.3
                                                      ---------  ---------         ---------    ---------
                                                          259.5      270.6             803.1        843.4
                                                      =========  =========         =========    =========
Metal shipments
Aluminum processing (including tolling)
     Primary aluminum products ....................        69.5       78.7             212.1        285.9
     Semi-fabricated products .....................       156.5      147.6             472.8        429.0
     Fabricated products(1) .......................        22.6       35.6              75.8        104.6
                                                      ---------  ---------         ---------    ---------
                                                          248.6      261.9             760.7        819.5
                                                      =========  =========         =========    =========
DERIVED PRICES (DOLLARS/LB.)(2)
     Primary aluminum products ....................   $    0.83  $    0.81         $    0.83    $    0.80
     Semi-fabricated products .....................   $    1.32  $    1.28         $    1.31    $    1.31
     Fabricated products(1) .......................   $    2.68  $    3.20         $    2.35    $    3.14

(1) Included in Fabricated products' metal shipments for the three and nine months ended September 30, 1997, were billet shipments of 7.4 and 28.0 thousand tonnes, respectively, compared with 4.7 and 15.5 thousand tonnes in the same 1996 periods.

(2) Derived prices were calculated by dividing net sales by pounds shipped (one tonne equals 2,204.6 pounds).

NET SALES AND SHIPMENTS

The Company generated quarterly sales of $717.1 on aluminum shipments of 248,600 tonnes in the third quarter of 1997 compared with sales of $809.1 on aluminum shipments of 261,900 tonnes in the third quarter of 1996. For the first nine months of 1997, the Company generated sales of $2,149.8 on aluminum shipments of 760,700 tonnes compared with sales of $2,463.1 on aluminum shipments of 819,500 tonnes in the first nine months of 1996. The decreases in net sales were principally a result of decreased shipments.

The London Metals Exchange (the "LME") cash price averaged $1,638 and $1,606 per tonne during the three and nine months ended September 30, 1997, respectively, compared with $1,440 and $1,530 per tonne in the comparable 1996 periods. The Company's net sales are sensitive to changes in the world pricing of primary aluminum. This price sensitivity impacts substantially all of the Company's products to varying degrees, with less impact on the more specialized and value-added products.

Primary products' net sales for the three and nine months ended September 30, 1997, decreased 9 percent and 23 percent, respectively. Substantially all of the decreases were due to declines in external shipments, resulting from higher internal consumption. Internal consumption of primary products grew by 24 percent in the first three quarters of 1997 compared with the first three quarters of 1996. The increase in internal consumption was driven by the integration of the Company's expanded extrusion operations. The January 31, 1996 acquisition of Cressona Aluminum Company ("Cressona") more than doubled the capacity of the Company's extrusion operations. The Company's total primary aluminum production in the first three quarters of 1997 increased approximately 5 percent over 1996.

Semi-fabricated products' net sales for the three and nine months ended September 30, 1997, increased 9 percent and 11 percent, respectively, on increased shipments. The increase in shipments was related primarily to the January 1996 acquisition of Cressona and continued growth in the Company's extrusions operations in the transportation and service center businesses.

Fabricated Products' net sales for the three and nine months ended September 30, 1997, decreased 47 percent and 46 percent, respectively, principally due to the sale of certain fabricated products operations in Western Europe and in the United States ("Fab Products"). Increased sales in the Company's European secondary aluminum operation were more than offset by the effects of the September 1996 sale of Fab Products, which had sales of $124.1 and $363.3 in the three and nine months ended September 30, 1996.

COSTS AND EXPENSES

The Company's costs and expenses were $650.5 and $1,954.0 for the three and nine months ended September 30, 1997, respectively, compared with costs and expenses of $764.7 and $2,279.3 for the three and nine months ended September 30, 1996, respectively. The decreases were largely attributable to lower volumes resulting from the sale of Fab Products and decreases in external purchases of aluminum.

Cost of goods sold decreased 17 percent and 16 percent in the three and nine months ended September 30, 1997, respectively. The decreases were the result of the sale of Fab Products and lower external aluminum purchases from the integration of the downstream operations partially offset by higher shipments from the extrusion and mill businesses, as well as increased year-to-date shipments from the Company's European secondary aluminum businesses.

In July 1997, the Company announced a consolidation and action plan related to its semi-solid forging manufacturing operations. The year to date pretax cost of this consolidation is $10.3, $6.1 after tax.

Selling and general expenses decreased by 7 percent in both the three and nine months ended September 30, 1997, respectively, due primarily to the sale of Fab Products offset partially by the growth in the Company's extrusion business and increased international development activity. The third quarter and year-to-date increase in Corporate selling and general expenses includes non-recurring personnel costs and international development expenses. Depreciation and amortization increased 10 percent and

9 percent in the three and nine month periods ended September 30, 1997, respectively. These increases were commensurate with the Company's level of capital spending.

OTHER ITEMS AFFECTING NET EARNINGS

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 1997, was $1.1 and $3.5, respectively, compared with $(1.9) and $13.0 for the same periods in 1996. The nine months ended September 30, 1996 included $18.6 of dividend income received from investments in mining operations. This investment was sold during the second quarter of 1996.

Interest Expense, Net

Gross interest expense was $14.3 and $44.1 for the three and nine months ended September 30, 1997, respectively, a decrease of $3.9 and $14.5 from the comparable periods in 1996. These decreases were a result of lower average borrowings. Interest income was $2.0 for the nine months ended September 30, 1997, compared with $3.0 for the same period in 1996. Capitalized interest was $1.3 for the nine months ended September 30, 1997, compared with $5.7 for the same period in 1996.

Income Taxes

The income tax provision for the three and nine months ended September 30, 1997, was $130.2 and $172.0, respectively, compared with $46.0 and $158.9 for the same 1996 periods. The effective tax rates for these periods differ from statutory rates because of provisions for state and foreign taxes and a charge related to an alleged income tax deficiency.

The Internal Revenue Service (the "IRS") asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has assessed a federal income tax deficiency against Alumax of $129. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties waived their rights to a trial and the matter was submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted to the Court by the parties. On September 30, 1997, the Court entered a decision in favor of the IRS opining that AMAX Inc. did not have the 80 percent control necessary to consolidate. As a result of the ruling, the Company recorded a charge of $108.6 in the third quarter of 1997. The expected deficiency and accrued interest was recorded as a noncurrent liability in the Company's September 30, 1997 financial statements. On October 27, 1997, the Company paid an aggregate of $411 to the IRS, representing the expected deficiency and accrued interest. The payment was funded from cash on hand and borrowings of $355 under the Company's revolving credit facility. The Company intends to appeal the decision of the Court to the United States Court of Appeals.

The three and nine months ended September 30, 1996 include a provision for prior years and the effect of the repatriation of foreign earnings associated with the sale of certain Fabricated Products businesses in Western Europe which contributed to an effective tax rate higher than the statutory rate. In addition, the nine months ended September 30, 1996 includes $6.2 of foreign tax credits which substantially offset the federal tax related to the first quarter 1996 dividend from investments in mining operations.

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

Pro Forma Information

The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and primary earnings per common share for the three and nine months ended September 30, 1996, as if the acquisition of Cressona and the sale of the Fabricated Products businesses each occurred on January 1, 1996. The pro forma adjustments for the three and nine months ended September 30, 1996 include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through September 30, 1996.

                                                     Three Months Ended        Nine Months Ended
                                                     September 30, 1996       September 30, 1996
                                                     ------------------       ------------------

         Net sales.................................         $686.2                  $2,134.1
         Net earnings..............................         $ 46.2                  $  220.2
         Primary earnings per common share.........         $  .96                  $   4.67

The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996, nor are they intended to be a projection of future results.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operations provided $166.6 and $155.4 of cash during the first nine months of 1997 and 1996, respectively. Increased cash flows were directly related to the increase in earnings from operations during the 1997 period. Additionally, cash provided by operations included the 1996 receipt of dividends from mining interests of $18.6.

Investing Activities

Cash used by investing activities was $103.8 for the nine months ended September 30, 1997, compared with $110.6 of cash used in the first nine months of 1996, which included the acquisition of Cressona for $436.5 (net of cash acquired) and proceeds of $497.0 from the sale of nonstrategic assets. Capital expenditures were $107.4 during the first nine months of 1997 compared with $171.1 in the first nine months of 1996.

In September 1996, the Company, through its subsidiary, Alumax Mill Products, Inc., exercised its option to purchase its leased Texarkana rolling mill facility in November 1997 for approximately $97 in cash. The Company is exploring the possibility of entering into a new operating lease in lieu of this purchase. Additionally, during 1996, the Company entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China, for the annual production of 8,000 to 10,000 tonnes of light-gauge aluminum foil for China's packaging market. Alumax will invest $38 of cash in the joint venture to develop a continuous cast foil operation. As of September 30, 1997, the Company had invested $28 of cash in the joint venture. The Company intends to invest the remainder of the total obligation by the first quarter of 1998.

Total capital spending in 1997 is expected to be approximately $185, excluding the buyout of the Texarkana lease.

Financing Activities

Cash used in financing activities was $37.5 in the first nine months of 1997 compared with cash used of $182.6 in the first nine months of 1996. At September 30, 1997, the Company's total debt to capital ratio was 29.2 percent, down from
30.2 percent at December 31, 1996 and 30.4 percent at September 30, 1996. This improvement was attributable to debt repayments of $37.5. In the first half of 1996, the Company borrowed $375 under available credit facilities to finance the acquisition of Cressona. All of these borrowings were subsequently repaid during 1996. Debt repayments of $550.6 in the first nine months of 1996 included the early retirements of $39.3 of Cressona debt acquired and a $90.7 promissory note due in May 1996. (See Note 6 to the Financial Statements in the Company's 1996 Annual Report on Form 10-K).

On May 30, 1997, the Company amended its existing $400 revolving credit facility, increasing the total amount available under the facility to $500 and extending the term of the facility to May 2002. The terms and covenants that govern the facility were not substantially changed with the amendment.

In October 1997, the Company amended its then existing $500 revolving credit facility, increasing the total amount available under the facility to $800 and extending the term of the facility to October 2002. The terms and covenants that govern the facility were not substantially changed with the amendment. At September 30, 1997, the entire amount of the facility was available to the Company.

On October 27, 1997, the Company borrowed $355 under the revolving credit facility to pay the amounts owed to the IRS based on the United States Tax Court ruling.

Additionally, $7.0 in dividends were paid to holders of Alumax $4.00 Series A Convertible Preferred Stock in the first nine months of 1996. In December 1996, the outstanding shares of Preferred Stock were converted into approximately 9.6 million shares of Alumax Common Stock.

Subsequent to September 30, 1997, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in July 1996. That program authorizes the Company to purchase up to 2.5 million common shares on the open market from time to time at price levels the Company deems desirable or pursuant to negotiated transactions. The Company anticipates expending an amount up to approximately $35 during the fourth quarter of 1997 repurchasing its common shares. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing stockholder value.

Risk Management

The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counterparty nonperformance under financial instrument agreements at September 30, 1997 is not significant.

The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures contracts or options to hedge risks associated with forward fixed price arrangements. The Company may also utilize futures contracts or options to manage price risk associated with changes in inventory levels. The net amount of such contracts was approximately 158,825 tonnes at September 30, 1997, and included varying maturity dates through 2003. Gains or losses with respect to these positions are reflected in earnings concurrent with consummation of underlying fixed price transactions. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of underlying fixed price transactions.

The Company also may, from time to time, establish a floor selling price for varying quantities of future production. This may be accomplished by entering into forward sales of primary aluminum, purchasing put options, or by entering into forward sales of primary aluminum, and purchases of call options, which together provide the same price protection as purchasing put options in a manner which correlates with the Company's production and sales of primary aluminum. This strategy may be modified from time to time. At September 30, 1997, the net amount of the Company's commitments with respect to these financial instruments covered 257,025 tonnes of future production. The book value and market value of these financial instruments were $9.3 and $3.5, respectively, at September 30, 1997.

Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company may utilize forward foreign currency contracts. At September 30, 1997, the Company had outstanding $120.5 in forward foreign currency contracts which mature at various dates through December 1998. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign currency denominated transactions. If these contracts had been terminated at September 30, 1997, the Company would have paid approximately $2.0.

The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At September 30, 1997, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with a notional amount of $400 through October 26, 2000 and interest rate caps having a notional amount of $150 through October 26, 1998. The Company would have paid approximately $35.0 to terminate these agreements at September 30, 1997.

The Company also purchases natural gas for its operations and enters into forward contracts to eliminate volatility in prices. At September 30, 1997, none of these contracts was material.

For further information regarding the Company's risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Financial Statements in the Company's 1996 Annual Report on Form 10-K.

Environmental Matters

The Company has been named as a defendant or identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws by governmental agencies and private parties at 37 pending waste disposal sites which, in most instances, were owned and operated by third parties. Management periodically evaluates such matters and records or adjusts liability reserves for remediation and other costs and potential damages when expenditures are considered probable and can be reasonably estimated.

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation, and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or results of operations of the Company. The Company's environmental reserves totaled $29.7 at September 30, 1997 and $29.6 at December 31, 1996.

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

Part II. Other Information


Item 1. Legal Proceedings

The Internal Revenue Service (the "IRS") asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. and on that basis has assessed a federal income tax deficiency against Alumax of $129. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties waived their rights to a trial and the matter was submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted to the Court by the parties. On September 30, 1997, the Court entered a decision in favor of the IRS opining that AMAX Inc. did not have the 80 percent control necessary to consolidate. As a result of the ruling, the Company recorded a charge of $108.6 in the third quarter of 1997. The expected deficiency and accrued interest was recorded as a noncurrent liability in the Company's September 30, 1997 financial statements. On October 27, 1997, the Company paid an aggregate of $411 to the IRS, representing the expected deficiency and accrued interest. The payment was funded from cash on hand and borrowings of $355 under the Company's revolving credit facility. The Company intends to appeal the decision of the Court to the United States Court of Appeals. See "Legal Proceedings - Tax Dispute Regarding Consolidation with Amax" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Ninth Circuit Court of Appeals has scheduled oral argument for December 3, 1997, on the plaintiff's appeal of orders, entered by the United States District Court for the Central District of California, granting the Aluminum Association's motion to dismiss for lack of personal jurisdiction and summary judgment in favor of the defendant primary aluminum producers as well as the District Court's order denying the plaintiff's motion for reconsideration. The plaintiff, a California bicycle manufacturer, filed a purported class action against the Company and four other primary aluminum producers along with The Aluminum Association, an industry trade association, in March 1996, alleging violations of California's antitrust law (the Cartwright Act). See "Legal Proceedings - Other Legal Proceedings - Antitrust Action" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

On October 3, 1997, the various defendants in a patent infringement action, initiated by the Company in August 1995, against Hot Metal Moldings, Inc. and subsequently expanded to include Ormet Primary Aluminum Corporation and certain subsidiaries and affiliates of Buhler International AG, filed counterclaims against the Company alleging violations of Section 1 and 2 of the Sherman Act and Section 4 of the Clayton Act for which they seek injunctive relief and treble damages in an unspecified amount. The Company believes these counterclaims are without merit and intends to vigorously oppose them. See "Legal Proceedings - Other Legal Proceedings - Patent Infringement Action" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number            Description


4.01              Amended and Restated Credit Agreement, dated as of October
                  9, 1997, among Alumax Inc., the Banks Signatory thereto, Royal Bank of Canada, as Agent, Arranger and Letter of Credit Issuer, and Canadian Imperial Bank of Commerce, as Administrative Agent.

11.01             Calculation of Earnings per Common Share.

27.01             Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

No reports on Form 8-K were filed by Alumax Inc. during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALUMAX INC.



                                    By  /s/ Helen M. Feeney
                                        ----------------------------------------
                                        Helen M. Feeney
                                        Vice President and
                                        Corporate Secretary




                                    By  /s/ Kevin J. Krakora
                                        ----------------------------------------
                                        Kevin J. Krakora
                                        Vice President and Controller


Date: November 13, 1997

                                  EXHIBIT INDEX


Exhibit
Number            Description

4.01              Amended and Restated Credit Agreement, dated as of October
                  9, 1997, among Alumax Inc., the Banks Signatory thereto, Royal Bank of Canada, as Agent, Arranger and Letter of Credit Issuer, and Canadian Imperial Bank of Commerce, as Administrative Agent.

11.01             Calculation of Earnings per Common Share.

27.01             Financial Data Schedule (for SEC use only).