Form 10-K405
period 1997-12-31
ALUMAX INC
filed 1998-02-09
CIK 912600

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-12374

                                  ALUMAX INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-2762395
           (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                           IDENTIFICATION NUMBER)

                     3424 PEACHTREE ROAD, N.E., SUITE 2100
                             ATLANTA, GEORGIA 30326
                         (PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: (404) 846-4600
                            ------------------------

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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes   X      No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     As of January 31, 1998, 53,424,939 shares of the common stock of the registrant were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $1,822,145,616 as determined by the January 31, 1998 closing price of $34.875 for one share of common stock on the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 28, 1998. Certain information therein is incorporated by reference into Part III hereof.

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

     The four-point strategy has been complemented by the Company's continuing efforts to increase its operational strengths and efficiencies, principally by improving its business and product mix, enhancing the market share and unit volume growth prospects of its downstream businesses, reducing controllable costs and improving productivity. The Company has reconfigured its asset base by
(i) disposing of various businesses and assets which did not generate, and offered limited prospects of yielding, acceptable returns or which were not integral to the Company's long-range business activities and (ii) reinvesting the proceeds derived from such dispositions into businesses having greater potential for future growth. In the four years ended December 31, 1997, sales of non-essential businesses and assets generated approximately $775 million in cash, while over $1 billion was utilized for strategic acquisitions and business expansion purposes. The Company will continue to manage its asset base actively with a view toward strengthening the growth prospects of its downstream businesses.

     In addition to the measures described above, the Company announced in November 1997 implementation of a performance improvement plan with an initial target of increasing its annual pretax operating earnings by approximately $100 million by 1999. Working in tandem with this plan will be a new value measurement system to be used for management incentive compensation purposes beginning in 1998. For additional information concerning the performance improvement plan and the value measurement system, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Introduction" included elsewhere herein.

     As part of its effort to enhance stockholder value, the Company began acquiring shares of its Common Stock pursuant to a stock repurchase program announced in July 1996. That program authorizes the Company to purchase up to
2.5 million shares of Common Stock from time to time on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. Open market transactions were effected at various times during the fourth quarter of 1997 and resulted in the Company repurchasing 1.8 million common shares at an aggregate cost of $59.1 million, or an average of $32.60 per share. In February 1998, the Board of Directors amended the program to provide that purchases reported to, and ratified by, the Board of Directors or by the Executive Committee of the Board shall not be counted in determining compliance with the 2.5 million share limitation.

     The table below sets forth certain information concerning the Company's production, metal shipments and net sales by class of product during the last three years. As used herein, a "tonne" means a metric ton equal to 2,204.6 pounds.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
Production and metal shipments (in thousands of tonnes):
  Sources of metal (unaudited):
     Primary aluminum production............................     708.6      686.3      650.9
     Metal purchases (including scrap aluminum).............     353.7      419.6      355.3
                                                              --------   --------   --------
          Total.............................................   1,062.3    1,105.9    1,006.2
                                                              ========   ========   ========
Metal shipments (unaudited):
  Aluminum processing (including tolling)(1):
     Primary products.......................................     779.8      787.7      732.0
     Semi-fabricated products...............................     632.9      575.5      424.0
     Fabricated products(2)(3)..............................      99.9      134.3      143.1
     Intercompany...........................................    (474.5)    (415.4)    (325.6)
                                                              --------   --------   --------
          Total.............................................   1,038.1    1,082.1      973.5
                                                              ========   ========   ========
Net sales by class of product (in millions):
  Aluminum processing(1):
     Primary products.......................................  $1,390.3   $1,335.5   $1,300.0
     Semi-fabricated products...............................   1,833.7    1,643.1    1,320.1
     Fabricated products(3).................................     540.7      863.2      967.9
     Intercompany...........................................    (833.8)    (682.5)    (661.9)
                                                              --------   --------   --------
          Total.............................................  $2,930.9   $3,159.3   $2,926.1
                                                              ========   ========   ========

---------------

(1) Certain reclassifications have been made to prior years' information to conform with the 1997 presentation.
(2) Included in Fabricated products metal shipments are billet shipments of 30.3, 28.6 and 26.8 thousand tonnes for the years ended December 31, 1997, 1996 and 1995, respectively.
(3) On September 25, 1996, the Company sold certain fabricated products businesses in Western Europe and in the United States. Sales related to these businesses totaled $363.3 million and $485.0 million in 1996 and 1995, respectively. Shipments related to these businesses totaled 46.3 and 60.7 thousand tonnes in 1996 and 1995, respectively.

     Information concerning the estimated distribution of the Company's sales for the last three years is presented below. Sales to distributors have increased significantly over the last two years as a result of the January 1996 acquisition of Cressona Aluminum Company and the Company's efforts to diversify its product lines.

                                                                 APPROXIMATE
                                                                  PERCENTAGE
                                                               OF SALES DOLLARS
                                                              ------------------
                                                              1997   1996   1995
                                                              ----   ----   ----
Primary aluminum and other raw material sales...............   19%    22%    26%
Processed product sales by market:*
  Building and construction.................................   25     30     34
  Distributors..............................................   22     16     10
  Transportation............................................   15     17     15
  Consumer durables.........................................    4      3      5
  Packaging.................................................    4      4      4
  Electrical................................................    3      2      2
  Other.....................................................    8      6      4
                                                              ---    ---    ---
          Total.............................................  100%   100%   100%
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

PRIMARY ALUMINUM PRICES

     The aluminum industry is highly cyclical in nature. The Company's results of operations and financial condition depend to a large degree on primary aluminum prices, as well as conditions in the building and construction and transportation industries. This price sensitivity affects the realized selling prices of substantially all of the Company's products to varying degrees, with less impact on the more specialized and value-added products.

     Primary aluminum prices, which are determined by worldwide supply and demand conditions, declined significantly from 1989 through 1993 but have shown general improvement over the last four years. The most commonly used index of pricing in the aluminum industry is the average price per tonne as reflected by the London Metal Exchange (the "LME"). The LME index is not necessarily representative of prices actually realized by the Company but generally approximates the trend with respect to Alumax's realized prices (exclusive of the effects of the Company's price risk management strategy described below). Using the LME index, the cyclical nature of aluminum pricing is illustrated in the table below.

                         LME AVERAGE ANNUAL CASH PRICE*
                             (HIGH GRADE CONTRACT)

                          US$ PER   US$ PER
          YEAR             TONNE     POUND
          ----            -------   -------
1980....................   1,810      .82
1981....................   1,300      .59
1982....................   1,010      .46
1983....................   1,480      .67
1984....................   1,280      .58
1985....................   1,080      .49
1986....................   1,190      .54
1987....................   1,590      .72
1988....................   2,580     1.17
1989....................   1,950      .88

                          US$ PER   US$ PER
          YEAR             TONNE     POUND
          ----            -------   -------
1990....................   1,640      .74
1991....................   1,300      .59
1992....................   1,250      .57
1993....................   1,140      .52
1994....................   1,480      .67
1995....................   1,810      .82
1996....................   1,510      .68
1997....................   1,600      .73
1998-First Quarter
  (through January
  31)...................   1,486      .67

---------------

* Adjusted for years prior to, and including, 1987 to reflect the introduction of High Grade Contract.

     Market fundamentals relative to the supply and consumption of aluminum have improved significantly since 1993, when aluminum prices reached historic lows on an inflation-adjusted basis. The LME cash price increased substantially during 1994 and in early 1995, reaching a high of $.97 per pound during January 1995. Inventory de-stocking and generally weaker economic conditions worldwide during the second half of 1995, along with significant restarts of previously idled production capacity, led to reported inventory (consisting of producer plus LME terminal stocks) increases that lasted through January 1996. The level of reported inventory remained relatively unchanged through August 1996, with ingot stocks on the LME alone increasing through early November. During this period of relatively flat overall consumption, producer and consumer activity on the LME was subdued, which resulted in the LME cash price declining from $.75 per pound at the beginning of January 1996 to an average of $.61 per pound during October 1996. Since that time, industry fundamentals improved, reported inventories declined, and the LME cash price increased to an August 1997 average of $.78 per pound. The LME cash price has since declined. Financial and currency problems in Asia, which have clouded the near-term outlook for aluminum consumption, have contributed significantly to this decline. At January 31, 1997, the LME cash price was $.69 per pound.

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

ALUMINUM PROCESSING

  Primary products

     The Company, through Alumax Primary Aluminum Corporation and several other wholly-owned subsidiaries, produces and markets t-ingot and a variety of premium primary products, including extrusion billet, slab and foundry ingot. These products are consumed by both the Company's downstream operations and third party customers, in rolling mills, extrusion plants, foundries and remelt operations. In 1997, approximately 60 percent of the Company's primary aluminum production was sold to its downstream operations. The Company believes, based on its ownership interest in the facilities described below and upon reports of industry analysts, that the average primary aluminum reduction costs at its facilities are well within the lower half of all aluminum reduction facilities in the western world. The Company is committed both to maximizing its earnings from the sale of premium primary products and to improving its cost position relative to other primary aluminum producers.

     The table below summarizes the capacity of the five primary aluminum reduction facilities in which the Company has an ownership interest and reflects the Company's share of capacity.

                                                  PERCENTAGE
                                                   OWNERSHIP                            ALUMAX'S SHARE OF
                                                INTEREST AS OF      TOTAL AMOUNT OF        TOTAL ANNUAL
FACILITY                                       DECEMBER 31, 1997   NAMEPLATE CAPACITY   NAMEPLATE CAPACITY
--------                                       -----------------   ------------------   ------------------
                                                                              (TONNES PER YEAR)
Lauralco
  Deschambault, Quebec.......................       100.00%              235,000             235,000
Intalco
  Ferndale, Washington.......................        61.00%              278,500             169,900
Eastalco
  Frederick, Maryland........................        61.00%              174,000             106,100
Mt. Holly
  Goose Creek, South Carolina................        50.33%              205,000             103,200
ABI
  Becancour, Quebec..........................        24.95%              372,000              92,800
                                                                       ---------             -------
          Total..............................                          1,264,500             707,000
                                                                       =========             =======

     During 1997, the above facilities produced an aggregate of 1,264,235 tonnes of aluminum, of which the Company's share was 707,405 tonnes. The Company's smelter network is currently operating at or above full nameplate capacity. Production enhancements put into place in 1997 and prior periods at Lauralco and Intalco have increased the total nameplate capacity of these facilities by 20,000 and 8,000 tonnes, respectively.

     A Japanese consortium, led by a subsidiary of Mitsui & Co. Ltd., owns an aggregate 39 percent undivided interest in each of the Intalco and Eastalco facilities. Subsidiaries of Century Aluminum Company, a publicly traded domestic corporation, and Sudelektra Holding AG, a Swiss corporation, together own 49.67 percent of Mt. Holly. For information with respect to the sale by the Company of a 23 percent undivided interest in the Mt. Holly facility in January 1996 and a 14 percent undivided interest in each of the Intalco and Eastalco facilities in March 1995, see Note 2 to the Financial Statements included elsewhere herein.

     Primary aluminum is produced by the reduction of alumina, which is refined from bauxite, in a series of pots (potline) through an electrolytic process. The Company does not mine bauxite or refine alumina. Alcoa of Australia Limited ("Alcoa of Australia") has been the Company's principal supplier of alumina for over 20 years and currently provides substantially all of the alumina for the Company's reduction operations under a long-term contract which, with renewal options, expires in increments between 2007 and 2018. Pricing under the contract is determined in part on a cost basis and in part on a market basis, providing the Company with protection against spot market price extremes during periods of tight supply. The contract also provides the Company with a secure source of supply from a reliable, high-quality producer, which reportedly has the lowest costs of production in the world. The Company believes that any additional supplies of alumina it may require, from time to time in the foreseeable future, in excess of that supplied by Alcoa of Australia can be obtained at competitive prices. While there has been no interruption in supply during the period that Alcoa of Australia has supplied the Company's alumina requirements, an extended interruption of supply of alumina from Alcoa of Australia could have a material adverse effect on the Company's operations. Other raw materials needed for the production of aluminum, such as petroleum coke, coal tar pitch and aluminum fluoride, are purchased from third parties. The Company believes that it can continue to obtain adequate supplies of these materials at competitive market prices.

     The primary aluminum reduction process, which strips the oxygen atoms from the alumina molecule, requires substantial amounts of electric power. Lauralco, Intalco, Eastalco, Mt. Holly and ABI purchase electricity under long-term contracts which expire in the years 2014, 2001, 2003, 2005 and 2014, respectively, subject to certain extension provisions. Except for Intalco, each facility's contract is with a single supplier. Power rates for all of the electricity supplied to ABI and Lauralco are linked to the prevailing price of aluminum. In late 1995, Intalco entered into a series of new long-term power contracts with the Bonneville Power Administration (the "BPA") and British Columbia Power Exchange Corporation to provide for all of its electricity needs from September 1996 through 2001. Under these contracts, Intalco's power costs are no longer linked to the price of aluminum but are set at a fixed rate. A group of industrial consumers of electricity and a group representing environmental interests had challenged the power supply agreement with BPA (along with other similar BPA agreements with other parties). In 1997, the United States Court of Appeals for the Ninth Circuit denied the claims of these groups and upheld the validity and legality of the power supply agreement with BPA. Mt. Holly entered into a new electric power supply agreement in 1997, while Eastalco amended its existing power supply agreement during the year. With respect to Eastalco, the electric rates payable were significantly reduced. As to Mt. Holly, the electric rates payable were significantly reduced for the first three years of the agreement. Thereafter, Mt. Holly has the opportunity to achieve even greater reductions in the cost of electric power through limited access to the open market. However, this limited access also exposes Mt. Holly to limited market risk. In addition, each agreement provides Mt. Holly and Eastalco, respectively, with certain other benefits and, despite Mt. Holly's limited exposure to market risk, secures for both facilities a stable and reliable supply of electric power during the "transition period" of the electric industry from a regulated monopoly to open competition. The Company expects to meet its power requirements over the foreseeable future pursuant to the aforementioned contracts. Interruptions of power supply could have a material adverse impact on the Company by increasing the cost of production of primary aluminum or necessitating a reduction in production.

     Alumax Primary Aluminum Corporation and the Government of British Columbia are proceeding with a planning and feasibility study for the construction of a primary aluminum reduction plant of not less than 250,000 tonnes in British Columbia, Canada. The planning and feasibility study will be conducted based upon a memorandum of understanding executed by the parties on January 8, 1998. Completion of the planning and feasibility study is expected to occur no later than December 31, 1998.

     For information with respect to the credit agreement entered into in 1990 with a group of banks to finance the construction of the Lauralco primary aluminum reduction facility, see Note 6 to the Financial Statements included elsewhere herein.

  Semi-fabricated products

     Alumax Extrusions. Alumax Extrusions, Inc., a wholly owned subsidiary ("Alumax Extrusions"), manufactures a broad line of soft-alloy extruded products, as well as secondary billet to be sold to third parties, at eleven plants located in Pennsylvania, Tennessee, Florida, Arkansas, Georgia, Mississippi, Illinois, South Dakota, Utah, North Carolina and its international operation in Monterrey, Mexico. Alumax Extrusions has recently added a twelfth manufacturing facility in Morris, Illinois, utilizing an idle plant previously operated by Alumax Mill Products. The Morris facility provides adequate space to accommodate a further expansion of Alumax Extrusions' manufacturing capacity in a location well situated to serve the growing needs of its transportation and service center customers. The Company believes that Alumax Extrusions has the world's largest soft alloy extrusion manufacturing capacity. Its shower and bath enclosures are distributed through eight service centers in California, Florida, Georgia, North Carolina, Pennsylvania, Texas and Washington, with a ninth service center to be added in Iowa during the second quarter of 1998. The Mexican operation consists of a three-press extrusion plant in Monterrey, with distribution facilities in Mexico City, Guadalajara and Hermosillo. Except for the plants located in North Carolina and Monterrey, the eight service centers, and the distribution facilities in Guadalajara and Hermosillo, which are leased, Alumax Extrusions owns all of the aforementioned plants and facilities.

     Alumax Extrusions operates as a unified manufacturing support group with a total of 43 presses that range in size from 700 to 6,000 tons. Its integrated resources include complete melting, alloying and casting facilities for 25 alloys, one of the industry's largest in-house shops for the design and production of tooling and dies, and facilities for fabrication, assembly, painting and anodizing. Press operations utilize both direct and indirect technology. The wide range of press sizes and capacities offers scheduling flexibility and increased manufacturing efficiency.

     Alumax Extrusions' product line includes extruded aluminum alloys, semi-fabricated and fabricated parts and components from extruded aluminum alloys, and secondary extrusion billet. Available in circle sizes up to

20 inches, product classifications extend to standard and custom extruded shapes (solids, semi-hollows and hollows), standard and specialty rod and bar, seamless and structural pipe and tube, seamless mechanical pipe and tube, and seamless tubular bus conductors. Alumax Extrusions also produces DIAMONDBACK(R) Slip-Resistant Systems, an integrated line of components and accessories that are designed for improved safety on access, walking and working surfaces.

     Alumax Extrusions has made many advancements with improved process control systems, including Computer Integrated Manufacturing (CIM). With the exception of the recently added Morris, Illinois facility, all domestic locations are certified under the ISO 9000 international quality standard. Alumax Extrusions believes that its diversified customer base helps to minimize the impact of seasonal and cyclical fluctuations in markets such as building and construction.

     To provide greater focus on its key markets, Alumax Extrusions markets and sells its products through three distinct business units: Alumax Building and Construction Products, located in Plant City, Florida; Alumax Distribution and Industrial Products (formerly the Cressona Aluminum Company business unit), located in Cressona, Pennsylvania; and Alumax Transportation Products, located in West Chicago, Illinois. Although headquartered at different locations, all three business units are supported by the unified manufacturing group. The goal of this structure is to provide specialized sales and service designed to satisfy customer requirements in the areas represented by the three business units.

     Alumax Building and Construction Products ("AB&CP") markets and sells extrusions to the residential and commercial window and door market. Utilizing seven paint lines, approximately 75 percent of the products are sold with thermal set polyester paint, Kynar resin coatings, anodized finishes, or high performance coatings for corrosive environments. Representative products include window and door frames; bath and shower enclosures; patio and pool enclosures; stadium seating; light poles and flagpoles; bridges, rail and decking; and colored architectural shapes.

     Alumax Distribution and Industrial Products ("AD&IP") markets and sells extrusions to the service center industry. It also services key original equipment manufacturers' accounts in the machinery and equipment, electrical switchgear and transmission, recreation, medical, and consumer durables markets. AD&IP offers a broad product line of standard and custom extruded shapes, extensive capabilities in pipe and tube, large circle size profiles, and tight tolerance products that utilize indirect extrusion technology.

     Alumax Transportation Products ("ATP") markets and sells extrusions to the automotive, truck, truck trailer, marine, and railcar markets. Representative products include extruded profiles for automotive space frames, anti-lock brake parts, automotive air bag components, bumper beam components, seating and window components, truck and trailer bodies, recreational vehicle parts, and railcar structural members.

     Alumax Extrusions has developed or holds intellectual property rights relating to the following products and processes: DIAMONDBACK(R); ECON-O-ROD; ACC-U-ROD(R); ECON-O-PLATE(R); ACC-U-PLATE(R); AluShield(TM); Fluorocarbon Coated Conduit System (ALX-1); and Retrogression Heat Treatment (RHT) and Compression-fit (CF) technologies.

     Alumax Mill Products. Alumax Mill Products produces flat rolled products with both painted and mill finishes at mills in Lancaster, Pennsylvania and Texarkana, Texas. In addition, it operates a facility in Lancaster, Pennsylvania which produces semi-fabricated cast aluminum plate, engineered to meet highly specialized industrial applications. In November 1997, Alumax Mill Products entered into a new five-year operating lease, renewable for up to two additional years, covering the Texarkana mill. The new leasing arrangement enabled the Company to forego a previously planned capital investment of $97 million to purchase the Texarkana facility.

     Alumax Mill Products produces semi-fabricated products, including sheet, plate, circles and blanks, which are used for building products, transportation products, consumer durables, machinery and equipment and in other industrial applications. Representative products include gutters, downspouts, siding, soffits, high grade painted or anodized quality building panels, truck trailer side panels, automotive heat shields, cable wrap, flexible conduit, computer base plates, seating brackets, air bags, heater cores, evaporators, wheel rims, license plates, and appliance panels for washers, dryers and ranges.

     To provide greater focus on its key markets, Alumax Mill Products markets and sells its products through AB&CP, AD&IP, and ATP. The goal of this structure is to provide specialized sales and service designed to satisfy customer requirements in the areas represented by these three business units.

     Some of Alumax Mill Products' markets are seasonal, notably the building and construction market in which demand is generally lower in the fall and winter seasons than in the spring and summer when the weather is more suitable for construction.

     Alumax Mill Products implemented a restructuring plan in 1994 with a view toward consolidating, streamlining and modernizing its business. This restructuring plan has been substantially completed. As part of the plan, Alumax Mill Products closed its Morris, Illinois mill (which was acquired by Alumax Extrusions in the fourth quarter of 1997) and its Riverside, California mill and has expanded and modernized the overall capabilities of the Lancaster and Texarkana mills. Costs of the expansion and modernization totaled approximately $91 million. The restructuring plan also provided for the construction of a separate cast aluminum plate facility adjacent to the Lancaster mill at a cost of approximately $26 million. This facility began commercial production in the third quarter of 1996.

     Alumax Foils. Alumax Foils' facility in St. Louis, Missouri uses the continuous casting process to produce aluminum sheet which is then processed through rolling mills and heat treating ovens to manufacture foil in various thicknesses, widths, tempers and alloys. Foil products are sold primarily to commercial users in the flexible packaging, converter, food service and pharmaceutical industries. The nature of these products and diversity of customers reduces the impact on Alumax Foils of seasonal fluctuations. Alumax Foils also owns and operates a facility in Russellville, Arkansas which, when fully operational, will expand its overall production capacity by approximately 30 percent. Construction was completed in 1996, with the first customer shipments commencing in the first half of 1997. The Russellville plant includes two wide rolling mills, annealing ovens and ancillary equipment, all dedicated primarily to the production of light-gauge converter foil. See "Other Activities."

  Fabricated products

     Kawneer. Kawneer designs, manufactures and markets architectural aluminum products and is a leading producer of such products in the United States and Canada. Kawneer also sells its products for use in major construction projects in foreign countries where it does not have production facilities, particularly in the Far East.

     Kawneer products are manufactured mainly from extruded aluminum shapes which are fabricated into curtain wall, storefront and entrance systems, windows, framing and decorative aluminum products which are anodized or painted. Kawneer operates five integrated architectural plants, 15 service centers and two additional manufacturing locations in the United States, which include plants owned by Kawneer in Arkansas, California, Georgia, Indiana, Michigan, Pennsylvania and Tennessee. Distribution is principally through dealers, most of whom are glazing contractors. These products also may be sold to building contractors and owners, and Kawneer has acted as a subcontractor for entire wall or window systems on selected major projects.

     Demand for Kawneer's products generally follows the seasonal and cyclical trends of the nonresidential construction industry. Kawneer believes that it is well positioned to participate in the modest rate of growth expected to occur in this market over the near term and remains committed to continue its efforts aimed at reducing costs, improving productivity, and enhancing product quality and customer service.

     Kawneer also operates two integrated architectural plants in Canada which provide most of the product that is sold for large overseas projects, as well as two service centers.

     Alumax Europe N.V. Alumax Europe N.V., a wholly-owned subsidiary ("Alumax Europe"), was organized in 1997 to manage the Company's international operations in the United Kingdom, France, Germany and The Netherlands. It also participates in a joint venture in Morocco. Two manufacturing plants located in France, and one each in England and Germany, three of which are owned and one of which is leased, provide architectural aluminum products very similar to those produced by Kawneer operations in the

United States. These products are marketed under the Kawneer name in the United Kingdom and Western Europe. Alumax Europe also operates service centers in France, Poland and Morocco. Other international operations of Alumax Europe include plants it operates in Wales and The Netherlands that produce custom extrusions for sale throughout Western Europe. These plants also provide extruded products to Alumax Europe's architectural operations for further processing into architectural building products and systems. Billet needed for the extrusion operations is supplied by a casting plant in The Netherlands. This plant converts scrap and aluminum ingot into billet on a tolling basis and for intra-company use and outside sales. In addition, Alumax Europe pursues other business opportunities throughout Europe, including former Eastern Bloc countries.

     AEMP. Alumax Engineered Metal Processes ("AEMP") is engaged in the commercial production of semi-solid aluminum forged automotive components that offer high mechanical properties and near-net-shape configurations using AEMP's proprietary, semi-solid forging technology. Although AEMP's marketing activities have focused almost exclusively on the automotive aluminum forged market, efforts are under way to expand into other industrial markets. Representative products include cylinder housings, fuel rails, transmission and engine brackets, suspension and rocker arm assembly components.

     AEMP's forging operations are conducted at plants located in Jackson, Tennessee and Bentonville, Arkansas, both of which are currently producing automotive components on a commercial scale. A scrap reclamation facility is also located at the Jackson site to produce aluminum alloy for the forging operations. These operations have incurred losses since commercial production commenced, and both the Jackson and Bentonville plants are currently operating at rates below their design capacity.

     To provide greater focus on its key markets, AEMP markets and sells its products through ATP. The goal of this structure is to provide specialized sales and service designed to satisfy automotive customer requirements.

     In 1997, AEMP implemented a reorganization and action plan designed to maintain its position as a world leader in semi-solid forging technology and to meet the competitive requirements of commercial production. The reorganization and action plan is intended to improve operating performance as AEMP continues to move from development toward full commercial production. The plan includes combining AEMP's three engineering facilities in St. Louis, Missouri into one; ramping up the Jackson scrap reclamation facility for full production; reducing the salaried and hourly workforce; making the Bentonville plant a satellite plant to the Jackson facility; and intensifying efforts to increase the overall productivity and efficiency of plant operations. AEMP has also ceased production of several components that did not fit its market strategy and profitability goals. All current and potential business has been reviewed to determine the niche products that fit the technology offered and that meet AEMP's strategic objectives. Production is expected to increase during 1998 with the introduction of several new products that take advantage of the various capabilities provided by semi-solid aluminum forging. Management intends to monitor the implementation of the reorganization and action plan which is targeted at making this business profitable by the end of 1999. Total assets of AEMP were approximately $115 million at December 31, 1997.

OTHER ACTIVITIES

  Asia-Pacific Operations

     To further its objective to participate in growth opportunities in emerging global markets, the Company, through a wholly owned subsidiary, has entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China, providing for the annual production of 8,000 to 10,000 tonnes of light gauge aluminum foil for China's packaging market. Alumax has a 56 percent interest in the joint venture and will invest a total of $38 million in cash to develop a continuous cast foil operation. As of December 31, 1997, the Company had invested approximately $24 million in the joint venture. Alumax Foils is expected to provide training, as well as management and technical assistance, to the joint venture. Production is expected to begin in the latter half of 1998.

     In addition to the Kunming joint venture, Alumax leases an extrusions plant near Melbourne, Australia that produces thin-walled aluminum tubing. The Company is actively exploring other business opportunities throughout the Asia-Pacific region through Alumax Asia Pacific Pty Limited, a wholly owned subsidiary.

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

  Product Distribution

     Alumax produces and distributes products at all stages of the aluminum product chain, from primary ingot to fabricated finished products, for a variety of industrial, commercial and consumer markets. To reach these markets the Company uses most common forms of product distribution channels -- wholesale distributors, original equipment manufacturers, traders, retail consumer goods outlets, agents, manufacturers' representatives, general line and specialized dealers, and direct sales. Many intermediate products, such as ingot, sheet and plate, are distributed to other aluminum producers and fabricators for further processing and distribution through many of these same channels.

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

     Price competition, product range and quality, and the ability to provide technical assistance to customers are important aspects of the Company's overall strategy. A number of producers with which the Company competes are substantially larger in terms of total assets, operations and sales. Among the Company's principal competitors are Alcan Aluminium Limited, Aluminum Company of America, Reynolds Metals Company, Kaiser Aluminum Company, Commonwealth Industries, Inc. and Easco, Inc.

  Research and Development

     The Company continues to explore new technology, processes and products in the aluminum industry. Research and development activities are conducted at the Company's technical center in Golden, Colorado, and at various operating facilities. Expenditures for research and development totaled $10.9 million, $19.2 million and $18.0 million in 1997, 1996 and 1995, respectively.

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

  Employee and Labor Relations

     At year-end 1997, the Company employed approximately 14,400 people worldwide, including approximately 12,000 employees in the United States. Approximately 4,800 employees are represented by labor unions under separate labor agreements with various unions. Management considers its employee relations to be good.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, local and foreign laws and regulations including, among others, the Clean Air Act (including the 1990 amendments thereto), the Resource Conservation and Recovery Act and the Clean Water Act and the regulations promulgated in connection therewith, concerning the discharge of contaminants which may be emitted into the air and discharged into the waterways and governing the use, discharge and disposal of hazardous materials and wastes. The Company believes its manufacturing facilities are in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or results of operations. Based on historical trends toward tighter environmental standards, it appears likely that the Company will incur additional expenditures to remain in compliance with federal and state environmental laws.

     The Company also is involved in certain claims and legal proceedings that relate to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws that impose environmental liability. These matters include pending claims and proceedings in which the Company has been named as a defendant or "potentially responsible party" with respect to the disposal of hazardous substances at 38 waste disposal sites which, in most instances, were owned or operated by third parties. CERCLA and state laws can impose joint and several liability on generators of hazardous substances placed in waste disposal sites for investigative, remedial and other costs associated with cleanup of those sites if hazardous substances have been released into the environment. The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, their years of operation, the number of other financially viable and participating past users and the amount of available insurance coverage, Management believes that it has adequate reserves so that anticipated and estimable liabilities that may result from these matters, and anticipated expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company. The Company is unaware of any additional environmental matters which, based on information currently known to the Company, would have a material effect upon the Company's financial condition or ongoing results of operations. See "Legal Proceedings" below.

     Legislation that would reauthorize and amend CERCLA is expected to be reintroduced before Congress. The prospects for such legislative effort are uncertain, as are any potential substantive changes that might result or affect the Company's liability for cleanup costs in both pending and future claims.

     The Company's expenditures for environmental remediation and compliance amounted to $6.1 million in 1997, $12.9 million in 1996 and $12.7 million in 1995. Of those amounts, $4.4 million, $8.8 million and $9.0 million, respectively, was capitalized and the balance, net of insurance recoveries, was charged to reserves. Based on available information, the Company anticipates making capital and operating expenditures of approximately $9.6 million and $6.1 million in 1998 and 1999, respectively, for environmental remediation and compliance.

ITEM 2. PROPERTIES

     Information in response to this Item is set forth in "Business" under Item 1 above.

ITEM 3.  LEGAL PROCEEDINGS

  Tax Dispute Regarding Consolidation with Amax

     The Internal Revenue Service (the "IRS") asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985, and 1986 consolidated income tax returns of the Company's former parent corporation, AMAX Inc. ("Amax"), and on that basis has assessed a federal income tax deficiency against Alumax of $129 million. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a re-determination in respect of the purported deficiency. The parties waived their rights to a trial and the matter was submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted to the Court by the parties. On September 30, 1997, the Court entered a decision in favor of the IRS, opining that Amax did not have the 80 percent control necessary to consolidate. As a result of the ruling, the Company recorded a charge of $108.6 million in the third quarter of 1997. On October 27, 1997, the Company paid an aggregate of $411 million to the IRS, representing the expected deficiency and estimated accrued interest. The payment was funded from cash on hand and borrowings of $355 million under the Company's revolving credit facility. On December 24, 1997, the Company filed a notice of appeal of the Court's decision to the United States Court of Appeals for the Eleventh Circuit.

     In connection with the merger of Amax into Cyprus Minerals Company and the public distribution of all of the Company's outstanding common shares in November 1993, the Company and Amax entered into a tax disaffiliation agreement, dated as of May 24, 1993 (the "Tax Disaffiliation Agreement"), defining the rights and obligations of the Company and Amax following the consummation of those transactions. Under the terms of the Tax Disaffiliation Agreement, the Company has assumed responsibility for all proceedings relating to the above-described deficiency and payment of any additional taxes, along with penalties and interest, which may ultimately be due.

     Payment of the above-described deficiency and interest provided certain tax benefits to the Company that offset in 1997, and will offset, within a prescribed carry-forward period, a portion of the cost of paying the deficiency and interest. In addition, under the terms of the Tax Disaffiliation Agreement, Cyprus Amax Minerals Company will share certain tax benefits which will become available to it in the event the adverse determination is ultimately upheld.

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

     On July 16, 1996, the State of California filed a motion for reconsideration of the District Court's liability rulings against the State, based upon the United States Supreme Court's decision in Seminole Tribe of Florida v. Florida. That decision, issued in March 1996, reversed an earlier Supreme Court decision which held that Congress had the authority to abrogate protections of the Eleventh Amendment of the Constitution barring certain suits against states in federal courts, including under CERCLA. In the motion, the State contends that the Eleventh Amendment is a jurisdictional bar which cannot be waived through conduct in litigation and that the State has not expressly waived its Eleventh Amendment immunity. Consequently, the State argues that the liability rulings against the State must be reversed or the defendants' counterclaims limited to defensive recoupment. The defendants filed an opposition to that motion on August 2, 1996, which maintains that Seminole Tribe does not alter prior law by recognizing the Eleventh Amendment as a jurisdictional bar nor does the case address the doctrine of defensive recoupment. The opposition also asserts that Seminole Tribe does not affect the question of waiver of Eleventh Amendment immunity by conduct in litigation or the District Court's prior finding that the State waived its Eleventh Amendment immunity through its conduct of the lawsuit. Oral argument on the State's motion, as well as on a motion filed by the defendants for a ruling that CERCLA liability cannot be imposed upon them retroactively and a joint motion of the United States and the defendants for entry of a judgment which will permit the parties to appeal, was made before the Special Master on November 13 and 14, 1996. The Special Master has not ruled on the motions or submitted written recommendations to the District Court, after which the parties will be afforded an opportunity to present objections prior to entry of an order by the court.

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

     On August 22, 1991, the Company and certain of its subsidiaries filed an action for declaratory relief seeking coverage for environmental claims and damages for breach of contract against the primary and excess insurance carriers which issued insurance policies to the Howmet corporate entities acquired by the Company in 1983. The action was brought in the Superior Court of New Jersey, Morris County and was consolidated with a similar suit between former affiliates of the acquired entities and the carriers. A motion for summary judgment filed by the insurance carriers with respect to the Blackbird Mine site on the basis that Idaho law should be applied to that claim and coverage is not available under Idaho law has been granted, in part, by the Court. A hearing on a motion for reconsideration of that ruling filed by Pechiney and the Company was held on October 23, 1997. While the Court indicated it did not intend to alter the prior ruling, no order has been issued. If the order is entered as indicated, Pechiney and the Company intend to appeal the ruling, although neither the ruling nor an adverse decision on the appeal will result in additional liability to the Company for the Blackbird Mine site, based upon the terms of the Company's agreement with Pechiney, but could reduce or eliminate any insurance recovery for amounts already expended by the Company in connection with that site.

     The Company believes that it has adequate reserves so that payments to be made and reasonably anticipated contributions required under the settlement agreement with Pechiney will not have a material adverse effect on the financial condition or ongoing results of operations of the Company.

  Cressona Consent Decree

     The Company acquired Cressona Aluminum Company ("Cressona") on January 31, 1996. Cressona is subject to a consent decree (the "Consent Decree") entered into with the United States of America to settle an action brought on behalf of the United States Environmental Protection Agency (the "EPA"). That action was initiated in the United States District Court for the Eastern District of Pennsylvania on September 10, 1992, in respect of the remediation and disposal of polychlorinated biphenyls ("PCBs") discovered at Cressona's facility at Cressona, Pennsylvania. The PCBs were ingredients in lubricants and hydraulic fluids used at that facility by the prior owner.

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

  Other Environmental Matters

     In addition to the Stringfellow and Blackbird Mine litigation, the Company has been named as a defendant or identified as a potentially responsible party at 36 other pending sites which, in most instances, were owned or operated by third parties, including some sites relating to operations of the Pechiney subsidiaries acquired in 1983. Unlike the Blackbird Mine and three other mining-related sites, claims against the Company at sites relating to the aluminum businesses acquired in 1983 do not fall within the indemnification obligations of the Company's settlement agreement with Pechiney. In addition, the Company and its subsidiaries have been named as defendants or potentially responsible parties at sites associated with operations of its subsidiaries which are unrelated to the Howmet acquisition. At virtually all sites, the Company is one of many potentially responsible parties who are alleged to be jointly and severally responsible for the response costs associated with the sites.

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

     Due to uncertainties associated with developing case law relating to insurance coverage for environmental claims and remediation costs, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of those costs. Projections of remediation costs by their nature are imprecise and reserves accrued by the Company are based on Management's best estimate of such costs based upon available information about known sites. It is not possible to predict the amount or timing of future remediation costs which may be ultimately determined or project costs for sites which may be identified in the future. It should be recognized that a number of the Company's present and past facilities have been in operation for many years and additional remediation activities may be required as environmental laws and circumstances continue to evolve. The Company believes that it has adequate reserves so that anticipated and estimable liabilities that may result from sites known to it, and anticipated expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company.

  Other Legal Proceedings

     Justice Department Inquiry. In August 1994, Alumax received a civil investigative demand from the Antitrust Division of the Department of Justice requesting documents and information principally relating to reductions in the production of primary aluminum during the period from 1991 to the date of demand. Alumax cooperated with the Department in connection with the inquiry. By letter dated May 9, 1997, the Department of Justice advised the Company that the investigation relating to the demand had been closed.

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

     On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the United States District Court's orders granting The Aluminum Association's motion to dismiss and the aluminum producers' motion for summary judgment and the order denying the plaintiff's motion for reconsideration. Following the submission of briefs by the parties, oral argument on the appeal was heard on December 3, 1997, after which the Court of Appeals entered an order on December 11, 1997, affirming the decision of the District Court. The plaintiff has requested rehearing by the Court of Appeals.

     Patent Infringement Action. On August 17, 1995, the Company filed suit in the United States District Court for the Eastern District of Arkansas against Hot Metal Molding, Inc. alleging infringement of a process patent, United States Patent 4687042 (the "042 patent"), held by the Company which is used in semi-solid forming applications. The litigation is in the discovery phase and was recently expanded by order of the Court to include Ormet Primary Aluminum Corporation ("Ormet"), the exclusive North American licensee of Pechiney Corporation's technology for casting thixotropic billet, and certain subsidiaries and affiliates of Buhler International AG, a Swiss manufacturer of die casting machines. Ormet has filed counterclaims alleging that the patent is invalid, void and unenforceable and is seeking a declaratory judgment that the 042 patent would not be infringed by the use of Ormet's billet in any diecasting application. On October 3, 1997, certain defendants sought leave of the District Court to file counterclaims against the Company, alleging violations of Sections 1 and 2 of the Sherman Act and Section 4 of the Clayton Act for which they seek injunctive relief and treble damages in an unspecified amount. In addition, the Company has sought leave to amend its complaint to add claims that the subsidiaries and affiliates of Buhler International have infringed the 042 patent and that certain of the defendants have infringed other patents held by the Company relating to the casting of billet used in semi-solid forming applications. On January 19, 1998, the Court entered its order granting all parties leave to amend their pleadings. The Company believes that the counterclaims are without merit and intends to vigorously oppose them.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 1, 1998, the names, offices with the Company, ages and years of service as an officer of all Executive Officers of the Company were as follows:

                                                                                             YEARS AS
             NAME                                     OFFICE                        AGE      OFFICER
             ----                                     ------                        ---      --------
Allen Born                       Chairman and Chief Executive Officer               64           4
Thomas G. Johnston               President and Chief Operating Officer              55          --
Jay M. Linard                    Senior Vice President and Group Executive          52           1
Robert P. Wolf                   Senior Vice President and General Counsel          54           8
Michael T. Vollkommer            Vice President and Chief Financial Officer         39           4
Christian A. Carrington          Vice President, Strategic Planning and Corporate
                                   Development                                      47          --
Helen M. Feeney                  Vice President and Corporate Secretary             57           4
Philip Gaetano                   Vice President, Human Resources and
                                   Administration                                   38          --
Eugene R. Greenberg              Vice President                                     59           1
Kevin J. Krakora                 Vice President and Controller                      42          --
Philippe G. Thaure               Vice President                                     60           7
Thomas L. Gleason                Treasurer                                          46           1

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

          MR. JOHNSTON was elected President and Chief Operating Officer of Alumax in December 1997, after having been an Executive Vice President since March 1997. He joined Alumax in December 1996 as head of the Company's interests in the Pacific Rim. Prior thereto, he had been Chairman and Chief Executive Officer of Aztec Mining Company Limited for more than five years.

          MR. LINARD was elected a Senior Vice President of Alumax in September 1997, after having been a Vice President since December 1996. He was designated Group Executive for the Company's semi-fabricated businesses in December 1997. Mr Linard has also been President of Alumax Extrusions, Inc., a wholly owned subsidiary of the Company and formerly named Cressona Aluminum Company, for more than five years.

          MR. WOLF was elected Senior Vice President and General Counsel of Alumax in March 1997, after having been Vice President and General Counsel for more than five years. He also served as Secretary of Alumax from November 1989 to November 1993.

          MR. VOLLKOMMER was elected Vice President and Chief Financial Officer of Alumax in December 1997, after having been Vice President, Strategic Planning and Corporate Development since June 1997. Prior thereto, he had been a Vice President of Alumax since December 1995 and Controller since February 1994. Prior to joining the Company in January 1994, Mr. Vollkommer served as Director of Accounting at Amax.

          MR. CARRINGTON was elected Vice President, Strategic Planning and Corporate Development in January 1998. Prior thereto, he developed and managed the Latin American corporate finance advisory practices at both Ernst & Young and Coopers & Lybrand for more than five years

          MRS. FEENEY has been Vice President and Corporate Secretary of Alumax since November 1993. For more than five years prior thereto, she had been Corporate Secretary of Amax.

          MR. GAETANO was elected Vice President, Human Resources and Administration in January 1998. For more than five years prior thereto, he held various executive and senior managerial positions in the human resources field at Marcam Corporation, Fisher Scientific International, GE Capital Corporation and Dun & Bradstreet Corporation.

          MR. GREENBERG has been a Vice President of Alumax since December 1996 and President of Alumax Materials Management, Inc., a wholly owned subsidiary of the Company, since September 1996. Before joining Alumax in February 1996, Mr. Greenberg was Vice President -- Materials of Commonwealth Aluminum Company from 1991.

          MR. KRAKORA was elected Vice President and Controller of Alumax in June 1997, after having been Vice President, Finance of Kawneer Company, Inc., a wholly owned subsidiary of the Company, from 1994. Prior thereto, he served four years as the Director of Finance and later Vice President and Controller for Liebert Customer Service and Support, a division of Emerson Electric Co.

          MR. THAURE has been a Vice President of Alumax for more than five years and President of Alumax International Company and Alumax Technology Corporation, each a wholly owned subsidiary of the Company, since February 1994. For more than five years prior thereto, he had been a Vice President of Alumax Primary Aluminum Corporation, a wholly owned subsidiary of Alumax.

          MR. GLEASON has been Treasurer of the Company since November 1996. For more than five years prior thereto, he held various executive and managerial positions with Royal Bank of Canada, most recently serving as Vice President of Corporate Banking for the Eastern region of the United States.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock, par value $.01 per share, of the Company (the "Common Stock") is listed on the New York, London, Toronto and Brussels Stock Exchanges. The following table sets forth on a quarterly basis the high and low sales prices of the Common Stock on the New York Stock Exchange for the two most recent fiscal years:

                                                              HIGH      LOW
                                                              ----      ---
1996
  First Quarter.............................................  $40       $26 5/8
  Second Quarter............................................  $36 1/2   $29 1/8
  Third Quarter.............................................  $34       $29
  Fourth Quarter............................................  $34 1/8   $30 5/8
1997
  First Quarter.............................................  $40 3/8   $33 7/8
  Second Quarter............................................  $39 1/8   $34 1/4
  Third Quarter.............................................  $45 1/4   $37 3/8
  Fourth Quarter............................................  $42 1/4   $30 1/2

     The Company paid no dividends on the Common Stock in 1997 or 1996 and does not expect to do so over the foreseeable future. Future Common Stock dividend decisions will take into account several factors, including the then current business results and cash requirements of the Company. In addition, the Company has a loan agreement that contains, among other things, restrictions on the payment of dividends by the Company. See Note 6 to the Financial Statements included elsewhere herein.

     At December 31, 1997, there were 9,343 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information of the Company for each of the five years ended December 31, 1997 which has been derived from the audited Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows this section, and the Financial Statements and related notes included elsewhere herein.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1997       1996       1995       1994       1993
                                                 --------   --------   --------   --------   --------
                                                   (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Net sales......................................  $2,930.9   $3,159.3   $2,926.1   $2,754.5   $2,347.3
                                                 ========   ========   ========   ========   ========
  Earnings (loss) from operations..............  $  293.0   $  231.9      305.8   $  134.0   $ (116.1)
  Gain on sales of assets(a)...................                242.9      128.8        6.6
  Interest expense, net(b).....................     (57.8)     (62.8)     (65.4)     (72.6)     (76.5)
  Other income, net............................       2.0       10.6        7.3        4.4        6.0
  Income tax (provision) benefit(c)............    (203.5)    (172.6)    (139.1)     (25.7)      52.1
  Cumulative effect of accounting changes(d)...                                                  (3.8)
                                                 --------   --------   --------   --------   --------
  Net earnings (loss)..........................  $   33.7   $  250.0   $  237.4   $   46.7   $ (138.3)
                                                 ========   ========   ========   ========   ========
  Earnings (loss) applicable to common
     shares....................................  $   33.7   $  240.7   $  228.1   $   37.4   $ (147.6)
                                                 ========   ========   ========   ========   ========
EARNINGS (LOSS) PER COMMON SHARE(E)(F)
  Basic........................................  $   0.62   $   5.26   $   5.11   $   0.84   $  (3.33)
  Diluted......................................  $   0.60   $   4.53   $   4.34   $   0.84   $  (3.33)
FINANCIAL POSITION
  Working Capital..............................  $  754.3   $  660.6   $  767.9   $  706.9   $  571.9
  Property, plant and equipment, net...........   2,026.9    2,027.4    1,611.9    1,523.3    1,571.1
  Total assets.................................   3,453.0    3,298.7    3,135.0    2,958.8    2,973.6
  Long-term debt...............................     955.6      672.0      708.9      851.9      925.2
  Total debt...................................   1,002.0      710.4      845.9      915.5      988.2
  Stockholders' equity.........................   1,621.7    1,640.8    1,399.3    1,162.1    1,099.6
OTHER DATA
  Total debt to invested capital...............      38.2%      30.2%      37.7%      44.1%      47.3%
  Return on sales..............................       1.1%       7.9%       8.1%       1.7%      (5.9)%
  Return on average stockholders' equity.......       2.1%      16.4%      18.5%       4.1%     (12.0)%
  Return on average invested capital...........       3.0%      13.5%      14.1%       4.8%      (4.2)%
  Book value per share(g)......................  $  30.37   $  30.00   $  25.73   $  21.45   $  20.38

---------------

(a) Included in 1996 was a pretax gain of $71.7 ($36.7 after tax) related to the sale of certain fabricated products businesses, a pretax gain of $92.8 ($55.1 after tax) related to the sale of mining interests and a pretax gain of $78.4 ($48.6 after tax) related to the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction plant. Included in 1995 was a pretax gain of $128.8 ($81.3 after tax) related to the sale of a 14 percent interest in each of the Intalco and Eastalco primary aluminum reduction plants. Included in 1994 was a pretax gain of $6.6 ($4.0 after tax) related to the sale of an Australian mining investment.
(b) Includes capitalized interest of $1.6 in 1997, $7.5 in 1996, and $5.4 in 1995.
(c) Included in 1997 was a $108.6 provision associated with a United States Tax Court decision concerning an alleged income tax deficiency.
(d) The 1993 results included a charge of $3.8 (net of $2.0 tax benefit) for postemployment benefits related to the adoption of SFAS No. 112.
(e) The computation of diluted earnings per common share for the years ended 1994 and 1993 excluded preferred stock of 9,600,000 shares because their effects were antidilutive. Per share data for 1993 was calculated on a pro forma basis using 44,354,000 average shares outstanding from November 15, 1993 through December 31, 1993, as if such shares were outstanding throughout the year.
(f) In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Prior year amounts have been restated in accordance with this Statement.
(g) Book value per share amounts were determined as if the Series A Preferred Stock, which was converted to Common Stock in December 1996, had been converted to Common Stock in each year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (Millions of dollars, except per tonne amounts)

INTRODUCTION

     The Company is an integrated producer of aluminum products, operating in a single segment: aluminum processing. Using purchased alumina, the raw material used to produce aluminum, the Company produces primary aluminum through an eloctrolytic process. Primary aluminum products are sold externally or further processed into a broad range of semi-fabricated and fabricated products. The Company's products are sold to a wide variety of markets, including transportation, distributors, building and construction, consumer durables, and packaging. The following should be read in conjunction with the Company's consolidated Financial Statements and notes thereto, which are contained elsewhere herein.

     Net earnings for the year ended December 31, 1997 totaled $33.7 as compared with net earnings of $250.0 for the year ended December 31, 1996 and $237.4 for the year ended December 31, 1995.

     Since becoming an independent public corporation in late 1993, Management has made significant progress in implementing a strategic plan designed to enhance stockholder value, strengthen the Company's balance sheet, and position the Company for future growth. A key element of that plan was repositioning the Company in order to take advantage of faster growth markets for aluminum, such as the domestic transportation and distributor markets, and to exit mature, slower growth markets. From 1993 through 1996, a series of actions related to this strategy was completed. The Company's aluminum sheet business was restructured. The Company exited the low margin can sheet market and sold its sheet distribution business. Several non-core assets and businesses were also sold raising proceeds that totaled $770. In that same period, over $1 billion was invested into business expansion including the acquisition of Cressona Aluminum Company.

     In 1997, the Company continued its growth and expansion efforts by investing an additional $165 in its operations. In addition, the Company commenced implementation of three major programs focused on the continued enhancement of stockholder value. One, implementation of a performance improvement plan designed to increase the Company's annual pretax operating earnings by approximately $100 by 1999. Two, design and implementation of a new value measurement system for use in management incentive compensation to effectively link the level of incentive compensation to the creation of stockholder value. And three, the repurchase of 1.8 million shares of the Company's outstanding common stock in connection with a stock repurchase program originally announced in July 1996.

     The performance improvement plan, announced in the fourth quarter of 1997, has an initial target of increasing the Company's annual pretax operating earnings by about $100 by 1999, without regard to any changes in aluminum pricing. The Company is targeting approximately $69 of the performance improvements to come from operating cost efficiencies and from actions to bring all of Alumax's operations up to a level of the Company's best practices. In addition, approximately $18 of the performance improvements are targeted to come from gains in productivity and through workforce attrition. An additional $13 in charges and write-offs incurred in 1997 as part of the consolidation and action plan at the Company's semi-solid forging operations are also included in the improvement level. There are also on-going efforts to increase the level of targeted performance improvements under the plan.

     The Company also announced a new value measurement system to be used for management incentive compensation, commencing in 1998. This new value measurement system was designed to include a focus on stockholder return. This new measurement system will reward employees based upon improvements to stockholder return, as well as improvements in the Company's financial returns compared to its cost of capital.

     In the fourth quarter of 1997, the Company repurchased approximately 1.8 million shares of its outstanding common stock in connection with its ongoing stock repurchase program announced in July 1996. These repurchases were financed by internal cash flow generated from the reduction of working capital in the fourth quarter of 1997. The stock repurchase program authorizes the Company to purchase up to 2.5 million shares from time to time, on the open market or pursuant to negotiated transactions, at price levels deemed attractive by the Company.

     On September 30, 1997, the United States Tax Court ruled in favor of the Internal Revenue Service (the "IRS") in an action filed by the Company to contest an IRS notice of deficiency related to consolidation of the Company in the income tax returns of the Company's former parent, AMAX Inc., for 1984, 1985 and 1986. Although the Company is appealing that ruling, the Company paid $411 to the IRS, representing the expected deficiency and estimated accrued interest in order to stop any further accrual of interest. See "Legal Proceedings -- Tax Dispute Regarding Consolidation with Amax."

     Management believes the Company has the financial capability to continue to execute its strategic plan for growth and development. The Company's balance sheet remains strong. Total stockholders' equity exceeded $1.6 billion at December 31, 1997, up almost 50 percent since the Company became an independent public corporation. The ratio of total debt to capital was 38 percent at December 31, 1997, compared with 30 percent and 38 percent at December 31, 1996 and 1995, respectively.

EARNINGS FROM OPERATIONS

     Earnings from operations for the year ended December 31, 1997 totaled $293.0 compared with earnings of $231.9 for the year ended December 31, 1996 and $305.8 for the year ended December 31, 1995. The increase in 1997 earnings from operations was primarily the result of higher average aluminum prices. The benefit from higher average aluminum prices was partially offset by a decrease in external shipments and by the costs associated with the reorganization efforts at the Company's semi-solid forging operations. Included in 1997 earnings was $1.4 related to the liquidation of LIFO inventories. Earnings for both 1997 and 1996 were negatively impacted by operating losses from the Company's semi-solid forging operations.

     The lower 1996 earnings from operations compared with 1995 were attributable to lower average aluminum prices and higher raw material, research, business and product development costs. Included in 1996 earnings was $3.7 related to the liquidation of LIFO inventories and $2.1 from the sale of pollution credits. Included in 1995 earnings was a $7.3 reduction in the sheet mill operations' restructuring liability to account for lower than expected costs, $5.1 in gains on sales of assets, and $1.4 related to the liquidation of LIFO inventories.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
Net sales:
  Aluminum processing:(1)
     Primary products.......................................  $1,390.3   $1,335.5   $1,300.0
     Semi-fabricated products...............................   1,833.7    1,643.1    1,320.1
     Fabricated products(2).................................     540.7      863.2      967.9
     Intercompany...........................................    (833.8)    (682.5)    (661.9)
                                                              --------   --------   --------
                                                              $2,930.9   $3,159.3   $2,926.1
                                                              ========   ========   ========
Earnings from operations:
  Aluminum processing.......................................  $  342.3   $  275.6   $  339.7
  Corporate.................................................     (49.3)     (43.7)     (33.9)
                                                              --------   --------   --------
                                                              $  293.0   $  231.9   $  305.8
                                                              ========   ========   ========
Sources and shipments (thousands of tonnes):
  Sources of metal (unaudited)
     Primary aluminum production............................     708.6      686.3      650.9
     Aluminum purchases.....................................     353.7      419.6      355.3
                                                              --------   --------   --------
                                                               1,062.3    1,105.9    1,006.2
                                                              ========   ========   ========
Metal shipments (unaudited):
  Aluminum processing:(1)
     Primary products.......................................     779.8      787.7      732.0
     Semi-fabricated products...............................     632.9      575.5      424.0
     Fabricated products(2)(3)..............................      99.9      134.3      143.1
     Intercompany...........................................    (474.5)    (415.4)    (325.6)
                                                              --------   --------   --------
                                                               1,038.1    1,082.1      973.5
                                                              ========   ========   ========

---------------

(1) Certain reclassifications have been made to prior years' information to conform with the 1997 presentation.
(2) On September 25, 1996, the Company sold certain fabricated products businesses in Western Europe and in the United States. Sales related to these businesses totaled $363.3 and $485.0 in 1996 and 1995, respectively. Shipments related to these businesses totaled 46.3 and 60.7 thousand tonnes in 1996 and 1995, respectively.
(3) Included in Fabricated products metal shipments were billet shipments of 30.3, 28.6 and 26.8 thousand tonnes for the years ended December 31, 1997, 1996 and 1995, respectively.

NET SALES AND SHIPMENTS

     The Company generated sales of $2,930.9 on aluminum shipments of approximately 1.0 million tonnes in 1997. Sales of $3,159.3 in 1996 and $2,926.1 in 1995 were generated on aluminum shipments of approximately 1.1 and 1.0 million tonnes, respectively. The decrease in 1997 net sales and shipments was largely the result of lower volumes due to the sale of certain fabricated products operations ("Fab Products") in Western Europe and in the United States in September 1996.

     The Company's net sales are also sensitive to changes in the world pricing of primary aluminum. The price sensitivity affects the realized selling prices of substantially all of the Company's products to varying degrees, with less impact on the more specialized and value-added products. In 1997, the LME cash price averaged $1,600 per tonne compared with $1,510 and $1,810 per tonne in 1996 and 1995, respectively. The LME price increased from a January 1997 average of $1,580 to a monthly average peak of $1,710 in August 1997 and averaged $1,530 in December 1997. Net sales for 1997 reflect the impact of the annual average price increase. Sales growth of eight percent in 1996 was attributable to increased shipments offset somewhat by a decline in pricing.

     Primary products' net sales in 1997 increased four percent. Substantially all of the increase was a result of higher average realized selling prices. Internal consumption of primary products grew by 15 percent in 1997 compared to 1996. The increase in internal consumption was driven by the integration of the Company's expanded extrusion operations. The January 31, 1996 acquisition of Cressona Aluminum Company ("Cressona") more than doubled the capacity of the Company's extrusion operations. The Company's total primary aluminum production in 1997 increased approximately three percent over 1996.

     Primary products' net sales increased three percent in 1996 on shipment increases of eight percent. Primary production rose in 1996 as idled capacity restarts of approximately 90,000 tonnes, which were announced in November 1995, were completed in January 1996. The Company's smelter network has been operating at or above full nameplate capacity since January 1996. The increase in shipments was partially offset by lower average realized selling prices during 1996 as compared with 1995.

     Semi-fabricated products' net sales for 1997 increased 12 percent as a result of increased shipments. The increase in shipments was primarily attributable to the Company's extrusion operations. The 1996 acquisition of Cressona, which more than doubled the capacity of the Company's extrusion business, created an organization which the Company believes has the world's largest soft-alloy extrusion manufacturing capacity. Additionally, continued growth in the Company's extrusion operations in the transportation and service center businesses contributed to the increase. Semi-fabricated products' net sales also benefited from an increase in shipments by the Company's sheet mill operations.

     Semi-fabricated products' net sales in 1996 increased 24 percent over 1995, principally due to shipment increases of 36 percent. Substantially all of the 1996 increase in shipments was generated as a result of the acquisition of Cressona. Slightly offsetting the impact of higher shipments were lower prices in the Company's sheet mill operations.

     Fabricated products' net sales for 1997 decreased 37 percent principally due to the September 1996 sale of Fab Products. Increased sales in the Company's domestic building and construction operations and European secondary aluminum and extrusion operations were more than offset by the effects of the sale of Fab Products, which had sales of $363.3 in 1996.

     Fabricated products' net sales in 1996 declined 11 percent on a six percent decline in shipments. The Company sold Fab Products, which had sales of $485.0 in 1995 and $363.3 in 1996 through the date of disposition, on September 25, 1996. The decline in sales was partially offset by an increase in sales to the domestic building and construction market.

COST AND EXPENSES

     The Company's cost and expenses were $2,637.9 for 1997 compared with $2,927.4 for 1996 and $2,620.3 for 1995. The decrease in 1997 was largely attributable to lower volumes resulting from the sale of Fab

Products and decreases in external purchases of aluminum. Additionally, as a result of actions under the performance improvement plan, savings of $12.3 were realized in the fourth quarter of 1997. These savings included $9.8 from improvements in production efficiencies and best practices throughout the Company's businesses and $2.5 from productivity gains and workforce attrition.

     The increase in total cost and expense levels in 1996 as compared with 1995 reflects the expanded volume from the Company's extrusion operations combined with increases in raw material, research, business and product development costs, partially offset by a volume reduction associated with the Fab Products disposition.

     Depreciation expense increased 11 percent in 1997, which was commensurate with the Company's level of capital spending since 1995. In 1996, depreciation expense increased 27 percent compared with 1995 with most of this increase the result of expansion of the Company's extrusions business and the effects of capital spending programs.

OTHER ITEMS AFFECTING NET EARNINGS

  Other income, net

     Other income, net, for the years ended December 31, 1997, 1996 and 1995 was $2.0, $10.6 and $7.3, respectively. Included in 1996 and 1995, respectively, were $18.6 and $11.6 for dividends received from Mexican mining operations. The Company sold its investment in the Mexican mining operations during 1996.

  Interest expense, net

     Gross interest expense was $62.5, $74.1 and $81.6 for the years ended December 31, 1997, 1996 and 1995. Gross interest expense in 1997 decreased because of lower interest rates and a lower average level of borrowings compared with 1996. Gross interest expense in 1996 decreased because of lower interest rates compared with 1995. Interest income for the years ended December 31, 1997, 1996 and 1995 was $3.1, $3.8 and $10.8, respectively. Interest income was higher in 1995 because of higher interest rates and higher overall cash balances. Capitalized interest was $1.6, $7.5 and $5.4 in 1997, 1996 and 1995, respectively.

  Income taxes

     The income tax provision for the year ended December 31, 1997 was $203.5 compared with an income tax provision of $172.6 and $139.1 in 1996 and 1995, respectively. Included in 1997 was a $108.6 charge related to an alleged income tax deficiency. The Internal Revenue Service (the "IRS") asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985 and 1986 consolidated income tax returns of AMAX Inc. ("Amax"), the Company's former parent company, and on that basis assessed a federal income tax deficiency against Alumax of $129. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court"), seeking a redetermination in respect of the purported deficiency. The parties waived their rights to a trial and the matter was submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted to the Court by the parties. On September 30, 1997, the Court entered a decision in favor of the IRS, opining that Amax did not have the 80 percent control necessary to consolidate. On October 27, 1997, the Company paid an aggregate of $411 to the IRS, representing the expected deficiency and estimated accrued interest. The payment was funded from cash on hand and borrowings of $355 under the Company's revolving credit facility. On December 24, 1997, the Company filed a notice of appeal of the Court's decision to the United States Court of Appeals for the Eleventh Circuit.

     Effective tax rates differ from the statutory rate due to provisions for prior years, provisions for state and foreign taxes and the charge related to the alleged income tax deficiency. In addition, the 1996 repatriation of foreign earnings associated with the sale of Fab Products' businesses in Western Europe also contributed to a higher effective tax rate than the statutory rate. In the first quarter of 1995, the Company reversed a $13.4 federal income tax valuation allowance in anticipation of utilization of the asset. This deferred tax asset was subsequently realized.

STRATEGIC TRANSACTIONS

     The Company periodically implements strategic actions which it believes afford it the opportunity to redeploy resources to enhance profitability and growth. During 1996 and 1995 the following notable strategic transactions occurred:

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
                                                    ======                    ======     ======

  Dispositions

     In September 1996, the Company sold certain fabricated products businesses in Western Europe and in the United States for $246.6 in cash, net of cash sold of $5.4. The Company recorded an after-tax gain of $36.7, net of a $35.0 tax provision, in the third quarter of 1996.

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

  Acquisition

     On January 31, 1996, the Company purchased all of the common shares of privately held Cressona for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, accounts payable, debt and other liabilities of $87.4 were acquired. Cressona was a leading manufacturer of extruded aluminum products and is now an integral part of Alumax Extrusions, Inc.

     The transaction was accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under a $400 bridge loan facility. All of these borrowings have been repaid and the facility has been terminated.

  Pro Forma Information

     The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and basic earnings per common share for 1996 and 1995, respectively, as if the acquisition of Cressona and the sale of Fab Products each occurred on January 1, 1996 and 1995. The pro forma adjustments for 1996 include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through December 1996.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1995
                                                              ----------   ----------
Net sales...................................................  $  2,830.3   $  2,910.1
Net earnings................................................  $    243.6   $    238.6
Basic earnings per common share.............................  $     5.12   $     5.14

     The pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 or 1995, nor are they intended to be a projection of future results.

LIQUIDITY AND CAPITAL RESOURCES

  Operating activities

     Operations used cash of $80.3 in 1997, compared with cash provided of $193.0 in 1996 and $254.7 in 1995. The lower cash flow in 1997 was primarily the result of the payment of $411 to the IRS related to an alleged income tax deficiency. Lower cash flow in 1996 compared with 1995 cash flow was directly related to the decrease in earnings from operations partially offset by working capital reductions, net of the effects of the Cressona acquisition and the sale of Fab Products. Cash flow in 1995 was negatively affected by $3.0 due to advance payments from a customer received in 1993 for future shipments of primary aluminum. In addition, the Company incurred $14.9 of cash costs during 1995 related to the 1993 restructuring of its sheet mill operations, which has been substantially completed.

     If the LME cash prices in 1998 were to remain at levels comparable to those that prevailed in 1997 ($1,600 per tonne), and based on certain other assumptions, the Company would expect to generate cash flow from operating activities in excess of $560.

  Investing activities

     Cash used in investing activities was $159.8 in 1997 compared with cash used of $177.7 and $62.9 in 1996 and 1995, respectively. Capital expenditures were $165.4 in 1997 compared with $243.2 in 1996 and $213.7 in 1995. As described above under "Strategic Transactions," the Company received net cash of $59.4 and $147.6 in connection with notable strategic transactions during 1996 and 1995, respectively. Additional proceeds of $5.6, $6.1 and $3.2 were received in 1997, 1996 and 1995, respectively, from the sale of various other assets.

     During 1998, capital expenditures are expected to approximate $190 as the Company continues its program of investing capital in new markets, technology and facilities. Included in these expenditures are completion of the state-of-the-art Morris, Illinois extrusion facility, completion of continuous homogenizing furnaces at the Company's Intalco and Eastalco primary aluminum reduction facilities, and the balance of spending on the Yunnan aluminum foil joint venture in China. Capital expenditures in 1997 included initial spending on the Morris, Illinois extrusions facility, completion of upgrades to the Lancaster, Pennsylvania and Texarkana, Texas rolling mills, completion of the Russellville, Arkansas foil facility, continued spending on Eastalco's point-feed conversion, and progress payments on the Yunnan aluminum foil venture.

     During 1996, the Company, through a subsidiary, entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China for the annual production of 8,000 to 10,000 tonnes of light gauge aluminum foil for China's packaging market. Alumax will invest a total of $38 of cash in the joint venture to develop a continuous cast foil operation. As of December 31, 1997, the Company had invested approximately $24 of cash in the joint venture.

  Financing activities

     Financing activities during 1997 provided $232.5 of cash compared with cash used of $186.6 in 1996 and $78.9 in 1995. On October 27, 1997, the Company borrowed $355 under the revolving credit facility to pay the alleged deficiency and accrued interest due to the IRS based on the United States Tax Court ruling. At December 31, 1997, the balance owed under the revolving credit facility was $330. The Company borrowed $375 under available credit facilities in January 1996 to finance the acquisition of Cressona. During 1996, these borrowings were fully repaid. Total debt repayments of $552.3 in 1996 also include $136.6 of early retirements, principally consisting of $39.3 of Cressona debt acquired and a $90.7 promissory note due in May 1996. Debt repayments of $69.6 in 1995 included early retirements and prepayments of $7.6. There were no new borrowings in 1995. Dividends totaling $9.3 per annum were paid in 1996 and 1995 to holders of Alumax $4.00 Series A Convertible Preferred Stock ("Preferred Stock"). In December 1996, all of the outstanding Preferred Stock was converted into shares of Alumax Common Stock. At December 31, 1997, 1996 and 1995, the Company's total debt to invested capital was 38.2 percent, 30.2 percent and 37.7 percent, respectively. Total debt outstanding was $1,002.0, $710.4 and $845.9, at December 31, 1997, 1996 and 1995, respectively.

     In May 1995, the Company entered into a $400 revolving credit facility (the "Credit Facility") to replace its then existing revolving credit facility, which was terminated. During 1997, the credit agreement was amended, increasing the total amount available under the facility to $800. The Credit Facility has a term of five years, expiring in October 2002, with no provision for reduction in commitments. Interest on outstanding balances will be based on either a base rate or LIBOR option. The Credit Facility restricts the incurrence of indebtedness by subsidiaries, as well as financial and other covenants. Under the Credit Facility, the Company and its consolidated subsidiaries collectively are required to maintain tangible net worth of at least $900 at any time, and the Company and certain of its subsidiaries, excluding the Lauralco Project Group (see Note 6 to the Financial Statements included elsewhere herein), are collectively required to maintain a ratio of tangible net assets to funded debt of at least 2.0 to 1.0 at any time.

     For further information relating to the Company's loan and credit facilities and for a description of certain provisions contained in a loan agreement which restrict the Company's ability to pay dividends, see Note 6 to the Financial Statements included elsewhere herein. Under this restriction, at December 31, 1997, $442.2 of retained earnings were available for the payment of dividends on common stock.

     Management believes current cash balances, anticipated cash flows from operations and available funds from the revolving credit facility described above are sufficient to meet the Company's planned level of capital spending and to service its debt.

     In November 1997, Alumax Mill Products entered into a new five-year operating lease, renewable for up to two additional years, covering the Texarkana rolling mill facility. The new leasing arrangement enabled the Company to forego a previously planned capital investment of $97 to purchase the Texarkana facility. Annual rent expense is expected to be reduced by approximately $4.6 under the new lease.

     In the fourth quarter of 1997, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in July 1996. That program authorizes the Company to purchase up to 2.5 million common shares from time to time on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased
1.8 million shares of common stock in 1997 at an aggregate cost of $59.1. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing stockholder value. In February 1998, the Board of Directors amended the program to provide that purchases reported to, and ratified by, the Board of Directors or by the Executive Committee of the Board shall not be counted in determining compliance with the 2.5 million share limitation.

     On November 4, 1996, the Company announced that it was redeeming all of the outstanding shares of its Preferred Stock, par value $1.00 per share, on December 18, 1996. In December 1996, the outstanding shares of Preferred Stock were converted into approximately 9.6 million shares of Alumax Common Stock.

  Risk Management

     The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counterparty nonperformance under financial instrument agreements at December 31, 1997 was not significant.

     The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures or option contracts to hedge risks associated with forward fixed price arrangements. The Company may also utilize futures or option contracts to manage price risk associated with changes in inventory levels. The net amount of such contracts was approximately 313,425 tonnes at December 31, 1997 and included varying maturity dates through 2003. Gains or losses with respect to these positions are reflected in earnings concurrent with consummation of the underlying fixed price transactions. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of the underlying fixed price transactions.

     The Company also may, from time to time, establish a floor selling price for varying quantities of future production. This may be accomplished by entering into forward sales of primary aluminum, purchasing put options, or by entering into forward sales of primary aluminum and purchases of call options, which together provide the same price protection as purchasing put options in a manner which correlates with the Company's production and sales of primary aluminum. This strategy may be modified from time to time. At December 31, 1997, the Company's commitments with respect to these financial instruments covered approximately 234,450 tonnes of future production. The book value and market value of these financial instruments were $5.4 and $22.5, respectively, at December 31, 1997.

     Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company may utilize forward or option contracts on foreign currencies. At December 31, 1997, the Company had outstanding $214.9 in such contracts which mature at various dates through June 1999. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign denominated transactions. If these contracts had been terminated at December 31, 1997, the Company would have incurred a loss of approximately $4.5.

     The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At December 31, 1997, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with notional amounts totaling $400 through October 26, 2000 and interest rate caps with a notional amount of $150 expiring October 26, 1998. This program is designed to effectively cap interest rate exposure at a maximum of approximately nine percent through October 26, 2000. The effective rate on this debt amounted to 8.4 percent, 8.5 percent and 9.2 percent for the years ended December 31, 1997, 1996 and 1995, respectively. The Company would have paid approximately $32.3 to terminate these interest rate agreements at December 31, 1997.

     The Company also purchases natural gas for its operations and enters into forward contracts to manage the volatility in prices. At December 31, 1997, none of these contracts was material.

  Environmental Matters

     The Company has been named as a defendant or identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws by governmental agencies and private parties at 38 pending waste disposal sites which, in most instances, were owned and operated by third parties. Management periodically evaluates such matters and records or adjusts liability reserves for remediation and other costs and potential damages when expenditures for such costs are considered probable and can be reasonably estimated.

     The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation, and the number of potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or ongoing results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company. The Company's environmental reserves totaled $29.6 at December 31, 1997 and 1996. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves. Although the Company believes it has coverage for some environmental claims under certain insurance policies, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of such costs. Insurance recoveries were not considered in establishing reserves for any of these sites absent an agreement between the carriers and the Company.

     Management does not anticipate that commitments, operating expenses or capital expenditures for environmental compliance through and including the next fiscal year will have a material adverse effect on the Company's financial condition or ongoing results of operations. Based on historical trends toward tighter environmental standards, it appears likely that the Company will incur additional expenditures to remain in compliance with federal and state environmental laws. See also "Business -- Environmental Matters" under Item 1 and "Legal Proceedings" under Item 3 in Part I hereof.

  Impact of the Year 2000 Issue

     The "Year 2000 Issue" resulted from the use of two digits rather than four digits to define the applicable year in certain computer programs. With the coming millennium, any of the Company's computer programs that have two digit date-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Management is in the process of evaluating the effect of the Year 2000 Issue on the Company. Based on preliminary findings, the total cost of addressing the Year 2000 Issue is not expected to have a material effect on the Company's business, financial condition or results of operations. However, Management is in the process of completing its assessment of the potential impact of the Year 2000 Issue on the Company and the potential exposure of the Company to related problems of its customers and suppliers. There can be no assurance that such exposures or the costs of remediating any problems associated therewith will not materially affect the Company's future business, financial condition or results of operations.

  Cautionary Statement Regarding Forward-Looking Information

     Certain statements and information contained in this Annual Report on Form 10-K, including in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business" in Item 1 and under "Legal Proceedings" in Item 3, are forward-looking statements that reflect Management's current plans, objectives and expectations for the future, which are based on prevailing circumstances and information available at this time. Accordingly, such statements and information involve inherent risks and uncertainties, and actual results may differ materially from those discussed therein. Forward-looking statements contained herein include: (i) statements made concerning Management's expectations with respect to the Company's strategic plan for growth and its performance improvement plan (including all statements of targeted performance improvements); (ii) statements made regarding expected future cash flow from operating activities; (iii) statements regarding Management's expectations with respect to the future profitability of the Company's semi-solid forging operations; and (iv) statements made regarding the Company's current expectations or beliefs with respect to the outcome and impact on the Company's business, financial condition or results of operations of the Year 2000 Issue and pending litigation and other claims, disputes or legal proceedings. Factors that could cause actual results to differ from those discussed in the forward-looking statements include: fluctuations in commodity prices (including prices of aluminum and alumina), changes in competitive conditions, government regulation, aluminum market conditions, changes in labor relations, the outcome of pending litigation and other claims, domestic and international market conditions and general economic conditions. In addition, actual results may differ as a result of other factors not enumerated herein, as well as changes in current circumstances, that are impossible to predict at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   33
Statements of Earnings for the Years Ended December 31,
  1997, 1996 and 1995.......................................   34
Statements of Financial Position at December 31, 1997 and
  1996......................................................   35
Statements of Cash Flows for the Years Ended December 31,
  1997, 1996 and 1995.......................................   36
Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1997, 1996 and 1995....................   37
Notes to Financial Statements...............................   38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Alumax Inc.

     We have audited the accompanying statements of financial position of Alumax Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alumax Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
January 27, 1998

                                  ALUMAX INC.

                             STATEMENTS OF EARNINGS

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                             NOTE     1997        1996        1995
                                                             ----   ---------   ---------   ---------
                                                                          (IN MILLIONS, EXCEPT
                                                                           PER SHARE AMOUNTS)
NET SALES..................................................          $2,930.9    $3,159.3    $2,926.1
Cost and expenses:
  Cost of goods sold.......................................           2,234.1     2,522.0     2,285.7
  Selling and general......................................             250.9       267.3       225.5
  Depreciation and amortization............................             152.9       138.1       109.1
                                                                     --------    --------    --------
                                                                      2,637.9     2,927.4     2,620.3
                                                                     --------    --------    --------
EARNINGS FROM OPERATIONS...................................             293.0       231.9       305.8
Gain on sales of assets....................................    2           --       242.9       128.8
Interest expense, net......................................   13        (57.8)      (62.8)      (65.4)
Other income, net..........................................   14          2.0        10.6         7.3
                                                                     --------    --------    --------
EARNINGS BEFORE INCOME TAXES...............................             237.2       422.6       376.5
Income tax provision.......................................    4        203.5       172.6       139.1
                                                                     --------    --------    --------
NET EARNINGS...............................................              33.7       250.0       237.4
Preferred dividends........................................   10           --        (9.3)       (9.3)
                                                                     --------    --------    --------
EARNINGS APPLICABLE TO COMMON SHARES.......................          $   33.7    $  240.7    $  228.1
                                                                     ========    ========    ========
Earnings per common share:
  Basic....................................................   10     $   0.62    $   5.26    $   5.11
                                                                     ========    ========    ========
  Diluted..................................................   10     $   0.60    $   4.53    $   4.34
                                                                     ========    ========    ========
Weighted average shares outstanding:
  Basic....................................................   10         54.7        45.7        44.6
                                                                     ========    ========    ========
  Diluted..................................................   10         55.7        55.2        54.8
                                                                     ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                        STATEMENTS OF FINANCIAL POSITION

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                              NOTE      1997             1996
                                                              ----   -----------      -----------
                                                                     (MILLIONS OF DOLLARS, EXCEPT
                                                                          PER SHARE AMOUNTS)
                                             ASSETS
Current Assets:
  Cash and equivalents......................................            $   27.0         $   34.6
  Accounts receivable, less allowance for doubtful accounts
     (1997 -- $13.2; 1996 -- $16.6).........................               487.1            439.1
  Inventories...............................................    3          533.8            519.9
  Deferred income taxes.....................................    4           94.7             54.5
  Other current assets......................................                23.7             37.7
                                                                        --------         --------
          Total current assets..............................             1,166.3          1,085.8
                                                                        --------         --------
Noncurrent Assets:
  Property, plant and equipment, net........................    5        2,026.9          2,027.4
  Deferred income taxes.....................................    4           38.4             40.4
  Other assets..............................................               221.4            145.1
                                                                        --------         --------
          Total noncurrent assets...........................             2,286.7          2,212.9
                                                                        --------         --------
TOTAL ASSETS................................................            $3,453.0         $3,298.7
                                                                        ========         ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................            $  145.3         $  162.6
  Accrued liabilities.......................................               220.3            224.2
  Current maturities of long-term debt......................    6           46.4             38.4
                                                                        --------         --------
          Total current liabilities.........................               412.0            425.2
                                                                        --------         --------
Noncurrent Liabilities:
  Long-term debt............................................    6          955.6            672.0
  Deferred income taxes.....................................    4          193.1            154.0
  Postretirement health care................................    8          164.8            161.8
  Other liabilities.........................................               105.8            244.9
                                                                        --------         --------
          Total noncurrent liabilities......................             1,419.3          1,232.7
                                                                        --------         --------
Commitments and Contingencies...............................    9
Stockholders' Equity:
  Preferred stock of $1.00 par value -- authorized
     50,000,000 shares......................................   10             --               --
  Common stock of $.01 par value -- authorized 200,000,000
     shares; issued and outstanding 53,390,250 shares in
     1997 and 54,692,057 shares in 1996.....................   10             .6               .5
  Paid-in capital...........................................               935.8            920.2
  Retained earnings.........................................               758.0            724.3
  Cumulative foreign currency translation adjustment........               (13.6)            (4.2)
  Common stock in treasury, at cost -- 1,812,900 shares in
     1997...................................................   10          (59.1)              --
                                                                        --------         --------
          Total stockholders' equity........................             1,621.7          1,640.8
                                                                        --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................            $3,453.0         $3,298.7
                                                                        ========         ========

   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                            STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                            NOTE     1997        1996        1995
                                                            ----   ---------   ---------   ---------
                                                                         (MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings............................................           $  33.7     $ 250.0     $ 237.4
  Reconciliation of net earnings to net cash provided by
     (used in) operating activities:
  Depreciation and amortization...........................             152.9       138.1       109.1
  Provision for doubtful accounts.........................                .9         5.2         2.7
  Gain on sales of assets.................................    2         (4.3)     (242.1)     (133.9)
  Deferred income taxes...................................    4           .9        47.7        50.8
  Other noncash items.....................................              15.7         8.5         5.7
  Changes in operating assets and liabilities, net of
     effects of acquisition/dispositions:
     Accounts receivable..................................             (48.9)      (25.4)         .3
     Inventories..........................................    3        (13.9)       17.7       (60.0)
     Other current assets.................................              16.3       (21.8)       57.4
     Accounts payable and accrued liabilities.............             (21.2)        9.8       (51.2)
     Net change in other noncurrent assets and
       liabilities........................................            (212.4)        5.3        36.4
                                                                     -------     -------     -------
     Net cash provided by (used in) operating
       activities.........................................             (80.3)      193.0       254.7
                                                                     -------     -------     -------
INVESTING ACTIVITIES:
  Dispositions, net of cash sold..........................               5.6       502.0       150.8
  Acquisitions, net of cash acquired......................                --      (436.5)         --
  Capital expenditures....................................            (165.4)     (243.2)     (213.7)
                                                                     -------     -------     -------
     Net cash used in investing activities................            (159.8)     (177.7)      (62.9)
                                                                     -------     -------     -------
FINANCING ACTIVITIES:
  Repayments of debt......................................    6        (63.4)     (552.3)      (69.6)
  Proceeds from debt......................................    6        355.0       375.0          --
  Dividends paid..........................................   10           --        (9.3)       (9.3)
  Repurchases of common stock.............................   10        (59.1)         --          --
                                                                     -------     -------     -------
     Net cash provided by (used in) financing
       activities.........................................             232.5      (186.6)      (78.9)
                                                                     -------     -------     -------
Net increase (decrease) in cash and equivalents...........              (7.6)     (171.3)      112.9
Cash and equivalents at beginning of year.................              34.6       205.9        93.0
                                                                     -------     -------     -------
Cash and equivalents at end of year.......................           $  27.0     $  34.6     $ 205.9
                                                                     =======     =======     =======
Supplemental Cash Flow Information:
  Income taxes paid, net..................................           $ 430.0     $  98.0     $  84.0
  Interest paid, net of amounts capitalized...............           $  58.9     $  66.5     $  72.8

   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 1997              1996              1995
                                                            ---------------   ---------------   ---------------
                                                     NOTE   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                                     ----   ------   ------   ------   ------   ------   ------
                                                                           (IN MILLIONS)
Preferred Stock
  At January 1.....................................            --        --     2.3    $  2.3     2.3    $  2.3
  Conversion to common stock.......................   10       --        --    (2.3)     (2.3)     --        --
                                                             ----    ------    ----    ------    ----    ------
  At December 31...................................            --        --      --        --     2.3    $  2.3
                                                             ====    ======    ====    ======    ====    ======
Common Stock
  At January 1.....................................          54.7    $   .5    44.8    $   .4    44.6    $   .4
  Conversion of preferred stock....................   10       --        --     9.6        .1      --        --
  Employee stock issuances.........................    7       .5        .1      .3        --      .2        --
  Repurchase common stock..........................   10     (1.8)       --      --        --      --        --
                                                             ----    ------    ----    ------    ----    ------
  At December 31...................................          53.4    $   .6    54.7    $   .5    44.8    $   .4
                                                             ====    ======    ====    ======    ====    ======
Paid-in Capital
  At January 1.....................................                  $920.2            $909.5            $903.8
  Conversion of preferred stock....................   10                 --               2.2                --
  Employee stock issuances.........................    7               15.6               8.5               5.7
                                                                     ------            ------            ------
  At December 31...................................                  $935.8            $920.2            $909.5
                                                                     ======            ======            ======
Retained Earnings
  At January 1.....................................                  $724.3            $483.6            $255.5
  Net earnings.....................................                    33.7             250.0             237.4
  Dividends on preferred stock.....................   10                 --              (9.3)             (9.3)
                                                                     ------            ------            ------
  At December 31...................................                  $758.0            $724.3            $483.6
                                                                     ======            ======            ======
Cumulative Foreign Currency Translation Adjustment
  At January 1.....................................                  $ (4.2)           $  3.5            $   .1
  Adjustment for foreign currency translation......                    (9.4)             (7.7)              3.4
                                                                     ------            ------            ------
  At December 31...................................                  $(13.6)           $ (4.2)           $  3.5
                                                                     ======            ======            ======
Common Stock in Treasury
  At January 1.....................................   10       --        --
  Common stock repurchases.........................           1.8    $(59.1)
                                                             ----    ------
  At December 31...................................           1.8    $(59.1)
                                                             ====    ======

   The accompanying notes are an integral part of these financial statements.

                                  ALUMAX INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

     Cash Equivalents -- Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with a maturity at the date of acquisition of three months or less.

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

     Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where conditions exist, the Company may utilize forward or option contracts on foreign currencies. Amounts paid or received on settlement of such contracts are deferred and included in the measurement of the related foreign denominated transactions.

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

     All of the Company's financial instruments have been designated as hedges and are closely monitored to ensure that correlation between changes in the fair value of financial instruments and changes in the fair value associated with the underlying hedged items exists to such a degree that they substantially offset. In the event a high degree of correlation is not maintained, or anticipated transactions do not occur, deferred gains or losses on the affected financial instruments are recognized in earnings immediately. At December 31, 1997, all of the Company's financial instruments qualified for deferral accounting treatment.

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

                                  ALUMAX INC.

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

     Reclassifications -- Certain reclassifications have been made to prior years' financial statements to conform with the 1997 presentation.

NOTE 2.  STRATEGIC TRANSACTIONS

     The Company periodically implements strategic actions, which it believes afford it the opportunity to redeploy resources to enhance profitability and growth. During 1996 and 1995 the following notable strategic transactions occurred:

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

  Acquisition

     On January 31, 1996, the Company purchased all of the common shares of privately held Cressona Aluminum Company ("Cressona") for a cash cost, including expenses, of $436.5, net of $3.1 of cash acquired. In conjunction with the acquisition, accounts payable, debt and other liabilities of $87.4 were

                                  ALUMAX INC.

acquired. Cressona was a leading manufacturer of extruded aluminum products and is now an integral part of Alumax Extrusions, Inc.

     The transaction has been accounted for as a purchase and the results of operations of Cressona have been included in the consolidated financial statements since January 31, 1996. The acquisition was financed with cash on hand and $375 of borrowings obtained under a $400 bridge loan facility. All of these borrowings have been repaid and the facility has been terminated.

  Pro Forma Information

     The following summary presents Alumax's unaudited pro forma consolidated net sales, net earnings, and basic earnings per common share for 1996 and 1995, respectively, as if the acquisition of Cressona and the sale of Fab Products each occurred on January 1, 1996 and 1995. The pro forma adjustments for 1996 include the addition of Cressona's operating results for the month of January 1996. Since the acquisition occurred on January 31, 1996, the Company's actual results include Cressona from February 1, 1996 through December 31, 1996.

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Net sales...................................................  $2,830.3    $2,910.1
Net earnings................................................  $  243.6    $  238.6
Basic earnings per common share.............................  $   5.12    $   5.14

     The pro forma results were based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had these transactions occurred on January 1, 1996 or 1995, nor are they intended to be a projection of future results.

NOTE 3.  INVENTORIES

     Inventories, at December 31, were comprised of:

                                                               1997     1996
                                                              ------   ------
Raw materials...............................................  $300.6   $323.7
Work in process ............................................   110.7     87.3
Finished products...........................................   122.5    108.9
                                                              ------   ------
                                                              $533.8   $519.9
                                                              ======   ======

     Approximately 78 percent of inventory at December 31, 1997 and 1996 has been determined under the LIFO cost basis. The excess of replacement cost over the LIFO basis of such inventory was approximately $82.6 and $74.0 at December 31, 1997 and 1996, respectively. The reduction in levels of LIFO valued inventories during 1997, 1996, and 1995 resulted in $1.4, and $3.7, and $1.4 of pre-tax income related to LIFO liquidation, respectively.

                                  ALUMAX INC.

NOTE 4.  INCOME TAXES

     The income tax provision was comprised of the following:

                                                               1997     1996     1995
                                                              ------   ------   ------
Current:
  Federal...................................................  $108.6   $ 84.1   $ 67.8
  Foreign...................................................     3.0     34.0     10.5
  State.....................................................     6.5     13.1     10.3
                                                              ------   ------   ------
                                                               118.1    131.2     88.6
                                                              ------   ------   ------
Deferred:
  Federal...................................................    79.9     36.8     43.9
  Foreign...................................................     2.0      4.3      5.0
  State.....................................................     3.5       .3      1.6
                                                              ------   ------   ------
                                                                85.4     41.4     50.5
                                                              ------   ------   ------
          Total.............................................  $203.5   $172.6   $139.1
                                                              ======   ======   ======

     The domestic and foreign components of earnings before income taxes were as follows:

                                                               1997     1996     1995
                                                              ------   ------   ------
Domestic....................................................  $231.8   $396.4   $338.1
Foreign.....................................................     5.4     26.2     38.4
                                                              ------   ------   ------
          Total.............................................  $237.2   $422.6   $376.5
                                                              ======   ======   ======

     Reconciliation of the differences between income taxes computed at federal statutory tax rates and the Company's consolidated income tax provision follows:

                                                               1997     1996      1995
                                                              ------   -------   ------
Tax at federal statutory rate...............................  $ 83.0   $ 147.9   $131.8
Foreign tax credits.........................................      --    (110.4)      --
Tax consolidation case......................................   108.6        --       --
Sale of foreign businesses..................................      --      86.8       --
Foreign taxes in excess of federal statutory rate...........     3.1      29.2      2.1
State income taxes, net of federal income tax benefit.......     6.5      10.2      7.7
Valuation allowance reversal................................      --        --    (13.4)
Other, net..................................................     2.3       8.9     10.9
                                                              ------   -------   ------
          Total.............................................  $203.5   $ 172.6   $139.1
                                                              ======   =======   ======

     The 1996 foreign provision for income taxes included $28.7 of dividend withholding taxes.

                                  ALUMAX INC.

     The approximate tax effects of cumulative temporary differences at December 31 were as follows:

                                                               1997      1996
                                                              -------   -------
Accrued expenses............................................  $  50.3   $  52.2
Book versus tax basis of inventory..........................    (11.3)     (2.2)
Tax credit carryforwards....................................     52.8        --
Allowance for doubtful accounts.............................      2.9       4.5
                                                              -------   -------
Current, net................................................     94.7      54.5
                                                              -------   -------
Book versus tax basis of depreciable assets.................   (248.3)   (208.0)
Foreign capital cost allowance carryforward.................     57.8      59.8
Postretirement health care accrual..........................     57.7      56.6
Other.......................................................    (21.9)    (22.0)
                                                              -------   -------
Noncurrent, net.............................................   (154.7)   (113.6)
                                                              -------   -------
          Total, net........................................  $ (60.0)  $ (59.1)
                                                              =======   =======

     At December 31, 1997, the Company had $139.2 in foreign capital cost allowance carryforwards which accrued in periods prior to becoming an independent public corporation in 1993. The Company has not provided for domestic income taxes or foreign withholding taxes on $39.1 of foreign subsidiaries' undistributed earnings as of December 31, 1997, which are reinvested indefinitely.

     The Internal Revenue Service (the "IRS") asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985, and 1986 consolidated income tax returns of AMAX Inc. (the Company's former parent) and on that basis has assessed a federal income tax deficiency against Alumax of $129. In response to the IRS' notice of deficiency, the Company filed a petition in the United States Tax Court (the "Court") seeking a redetermination in respect of the purported deficiency. The parties waived their rights to a trial and the matter was submitted to the Court for decision based upon the pleadings, stipulations, memoranda and other documents submitted to the Court by the parties. On September 30, 1997, the Court entered a decision in favor of the IRS opining that AMAX Inc. did not have the 80 percent control necessary to consolidate. As a result of the ruling, the Company recorded a charge of $108.6 in the third quarter of 1997. On October 27, 1997, the Company paid an aggregate of $411 to the IRS, representing the expected deficiency and estimated accrued interest. The payment was funded from cash on hand and borrowings of $355 under the Company's revolving credit facility. On December 24, 1997, the Company filed a notice of appeal of the Court's decision to the United States Court of Appeals for the Eleventh Circuit.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

     Components of property, plant and equipment at December 31, were as follows:

                                                                1997        1996
                                                              ---------   ---------
Land and improvements.......................................  $    62.3   $    60.4
Machinery and equipment.....................................    2,766.4     2,634.6
Buildings...................................................      283.5       267.3
Other.......................................................      147.6       145.0
                                                              ---------   ---------
                                                                3,259.8     3,107.3
Less -- accumulated depreciation and amortization...........   (1,320.0)   (1,216.3)
                                                              ---------   ---------
                                                                1,939.8     1,891.0
Construction in progress....................................       87.1       136.4
                                                              ---------   ---------
                                                              $ 2,026.9   $ 2,027.4
                                                              =========   =========

                                  ALUMAX INC.

NOTE 6.  DEBT

     Debt at December 31, consisted of:

                                                                1997      1996
                                                              --------   ------
Lauralco debt, payable 1998 to 2003 -- variable rate........  $  607.5   $645.0
Revenue and pollution control bonds, payable 1998 to
  2015 -- 3.9% to 9.5%......................................      62.0     62.9
Revolving credit -- variable rate...........................     330.0       --
Other.......................................................       2.5      2.5
                                                              --------   ------
                                                               1,002.0    710.4
Less -- current maturities..................................     (46.4)   (38.4)
                                                              --------   ------
          Total long-term debt..............................  $  955.6   $672.0
                                                              ========   ======

     A project finance credit agreement was arranged in 1990 with a group of banks permitting borrowings of up to $750 to finance construction of a primary aluminum reduction plant in Quebec, Canada ("Lauralco Project Group"). The credit agreement required the Company to establish facilities to effectively limit the interest rate exposure on half of the commitment (Note 15). The Company's rights to the Lauralco Project Group, including its ownership of the reduction plant and its rights to various operating agreements, are pledged as collateral under the credit agreement. The net book value of reduction plant assets pledged was approximately $903.2 at December 31, 1997.

     The project finance credit agreement contains, among other restrictions, provisions limiting the declaration or payment of dividends to the Company by certain subsidiaries engaged in Lauralco activities. Additionally, the project finance credit agreement contains provisions restricting the payment of dividends on the Alumax Common Stock. At December 31, 1997, $442.2 of retained earnings were available for the payment of dividends on common stock under this restriction.

     In May 1995, the Company entered into a $400 revolving credit facility (the "Credit Facility") to replace its then existing revolving credit facility, which was terminated. During 1997, the credit agreement was amended, increasing the total amount available under the facility to $800. The Credit Facility has a term of five years, expiring in October 2002, with no provision for reduction in commitments. Interest on outstanding balances will be based on either a base rate or LIBOR option. The Credit Facility restricts the incurrence of indebtedness by subsidiaries, as well as financial and other covenants. Under the Credit Facility, the Company and its consolidated subsidiaries are collectively required to maintain tangible net worth of at least $900 at any time, and the Company and certain of its subsidiaries, excluding the Lauralco Project Group, are collectively required to maintain a ratio of tangible net assets to funded debt of at least 2.0 to 1.0 at any time.

     Commitment and facility fees for revolving credit arrangements amounted to $.6 in 1997. The annual principal payments of long-term debt for the five-year period ending December 31, 2002 are: 1998-$46.4; 1999-$69.4; 2000-$69.4,
2001-$91.9 and 2002-$445.0.

NOTE 7.  EMPLOYEE PENSION AND THRIFT PLANS

     Pension plans cover substantially all employees of the Company and are generally non-contributory. The benefits of salaried employee plans are based on the projected unit credit method. The benefits of hourly employee plans are based on the unit credit method. The Company's funding policy is to meet minimum funding requirements.

                                  ALUMAX INC.

     Net periodic pension cost was comprised of the following:

                                                               1997     1996     1995
                                                              ------   ------   ------
Service cost -- benefits earned during the period...........  $ 19.3   $ 19.3   $ 15.6
Interest cost on projected benefit obligations..............    24.8     23.7     20.9
Actual return on assets.....................................   (66.8)   (37.0)   (42.9)
Net amortization and deferral...............................    37.1     11.9     22.4
                                                              ------   ------   ------
  Net periodic pension cost.................................  $ 14.4   $ 17.9   $ 16.0
                                                              ======   ======   ======

     The following table sets forth the funded status of the Company's pension plans and amounts recognized in its statements of financial position at December 31, 1997 and 1996 for its pension plans:

                                                          ASSETS EXCEED     ABO EXCEEDS
                                                               ABO             ASSETS
                                                         ---------------   --------------
                                                          1997     1996     1997    1996
                                                         ------   ------   ------   -----
Actuarial present value of benefit obligations:
Vested benefit obligation..............................  $206.6   $234.3   $101.4   $14.8
                                                         ======   ======   ======   =====
Accumulated benefit obligation (ABO)...................  $225.2   $257.1   $113.9   $16.8
                                                         ======   ======   ======   =====
Projected benefit obligation...........................  $249.9   $314.9   $152.3   $19.2
Plan net assets at fair value..........................   298.8    336.5    106.7    10.7
                                                         ------   ------   ------   -----
Plan net assets in excess of (less than) projected
  benefit obligation...................................    48.9     21.6    (45.6)   (8.5)
Unrecognized net (gain) loss...........................   (16.6)    (6.6)    15.0     5.5
Unrecognized prior service cost........................    22.1     15.3      3.1     1.3
Unrecognized transition amounts........................    (5.2)    (6.5)      .3      .6
                                                         ------   ------   ------   -----
Prepaid (accrued) pension costs........................  $ 49.2   $ 23.8   $(27.2)  $(1.1)
                                                         ======   ======   ======   =====

     Plan assets consisted of approximately 60 percent equities, 37 percent fixed income and 3 percent cash and cash equivalents at December 31, 1997.

     Key economic assumptions used in the above calculations at December 31, were:

                                                              1997   1996   1995
                                                              ----   ----   ----
Settlement discount rate....................................  7.0%   7.5%   7.0%
Rate of compensation increases..............................  5.0%   5.0%   5.0%
Expected long-term rate of return...........................  9.0%   9.0%   9.0%

     Defined contribution employee thrift plans cover substantially all salaried and certain hourly employees. Employee contributions are matched through Company issuances of Alumax Common Stock. Alumax Common Stock issuances amounted to $6.5, $5.3 and $4.9 in 1997, 1996 and 1995, respectively. Total administrative expenses of these plans paid by the Company amounted to $5.7, $5.6 and $5.3 in 1997, 1996 and 1995, respectively.

NOTE 8.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. A majority of the Company's domestic employees may become eligible for such benefits if they reach normal or, in certain cases, early retirement age while working for the Company.

                                  ALUMAX INC.

     The components of periodic cost for these postretirement benefits were as follows:

                                                              1997    1996    1995
                                                              -----   -----   -----
Service cost -- benefits earned during the period...........  $ 3.5   $ 3.8   $ 3.7
Interest cost on accumulated postretirement benefit
  obligation................................................    9.9     9.2    10.0
Amortization of prior service cost related to plan
  amendments................................................   (4.7)   (5.2)   (5.3)
Amortization of (gains) losses..............................    (.1)     .6     (.4)
                                                              -----   -----   -----
Net periodic cost...........................................  $ 8.6   $ 8.4   $ 8.0
                                                              =====   =====   =====

     The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded at December 31, were as follows:

                                                               1997     1996
                                                              ------   ------
Accumulated postretirement benefit obligation (APBO):
  Retirees..................................................  $ 65.6   $ 62.2
  Fully eligible active plan participants...................    19.3     18.4
  Other active participants.................................    62.9     54.2
  Unrecognized prior service cost related to plan
     amendments.............................................    16.1     22.4
  Unrecognized net gain.....................................      .9      4.6
                                                              ------   ------
Liability for postretirement health care and life insurance
  benefits..................................................  $164.8   $161.8
                                                              ======   ======

     For measurement purposes, a 9.1 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4.7 percent through the year 2006 and remain at that level thereafter. An increase in the assumed health care cost trend rates by one percent in each year would increase the APBO as of December 31, 1997 by 10 percent and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by 11 percent. The weighted-average discount rate used in determining the APBO as of December 31, 1997 and 1996 was 7.0 and 7.5 percent, respectively.

     In addition to providing postretirement benefits to eligible retired employees, the Company provides specified postemployment benefits to certain former or inactive employees. Substantially all domestic employees may become eligible to receive these benefits, which are either self-insured or provided through the Company's insurance carriers.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities, totaled $88.5 at December 31, 1997. Lease commitments for future periods are as follows: 1998-$17.9, 1999-$15.3, 2000-$13.1, 2001-$11.3, 2002-$10.1 and 2003 to 2009-$20.8. Rent
expense amounted to $23.0, $23.0 and $25.8 in 1997, 1996 and 1995, respectively. The Company arranged for letters of credit in the amount of $100.5 at December 31, 1997, primarily relating to collateral support for certain financing arrangements and a power contract guarantee.

     In November 1997, Alumax Mill Products entered into a new five-year operating lease, renewable for up to two additional years, covering the Texarkana rolling mill facility. The new leasing arrangement enabled the Company to forego a previously planned capital investment of $97 to purchase the Texarkana facility.

     The Company has a noncancelable long-term contract for the purchase of alumina and both noncancelable and cancelable contracts for electric power for its primary aluminum reduction plants. Power contracts for each plant, except for Intalco, and the alumina contract are with single suppliers. The power contracts expire in the years 2001 through 2014, subject to certain extension provisions. The alumina contract,

                                  ALUMAX INC.

with renewal options, expires in increments between 2007 and 2018. Contracted amounts of alumina and power approximate the Company's anticipated requirements.

     During 1996, the Company, through a subsidiary, entered into a joint venture with Yunnan Aluminum Processing Factory in Kunming, China for the annual production of 8,000 to 10,000 tonnes of light gauge aluminum foil for China's packaging market. Alumax will invest a total of $38 of cash in the joint venture to develop a continuous cast foil operation. As of December 31, 1997, the Company had invested approximately $24 of cash in the joint venture.

     The Company has been named as a defendant or identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws by governmental agencies and private parties at 38 pending waste disposal sites which, in most instances, were owned and operated by third parties. Management periodically evaluates such matters and records or adjusts liability reserves for remediation and other costs and potential damages when expenditures for such costs are considered probable and can be reasonably estimated.

     The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation, and the number of potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or ongoing results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company. The Company's environmental reserves totaled $29.6 at December 31, 1997 and 1996. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves. Although the Company believes it has coverage for some environmental claims under certain insurance policies, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of such costs. Insurance recoveries were not considered in establishing reserves for any of these sites absent an agreement between the carriers and the Company.

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

                                  ALUMAX INC.

December 4, 1996. In December 1996, the outstanding shares of Preferred Stock were converted into approximately 9.6 million shares of Alumax Common Stock.

  Common Stock

     As of December 31, 1997, authorized and unissued shares of Alumax Common Stock were reserved for the following purposes: 2,650,000 for issuance of stock options and other stock compensation plans, 832,100 for issuance under employee thrift and 695,600 for issuance pursuant to employee deferred compensation agreements.

  Earnings Per Share

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Prior year amounts have been restated in accordance with this Statement. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if options were exercised or convertible securities were converted into common stock. The following table calculates basic earnings per common share and diluted earnings per common share at December 31:

                                                               1997     1996     1995
                                                              ------   ------   ------
Basic Earnings per common share:
  Net earnings..............................................  $ 33.7   $250.0   $237.4
  Deduct -- Series A Convertible Preferred dividends........      --     (9.3)    (9.3)
                                                              ------   ------   ------
  Earnings applicable to common shares......................  $ 33.7   $240.7   $228.1
  Average common shares outstanding (in thousands)..........  54,735   45,731   44,637
                                                              ------   ------   ------
Basic earnings per common share.............................  $ 0.62   $ 5.26   $ 5.11
                                                              ======   ======   ======
Diluted earnings per common share:
  Earnings applicable to common shares......................  $ 33.7   $240.7   $228.1
  Add -- Series A Convertible Preferred dividends...........      --      9.3      9.3
                                                              ------   ------   ------
  Net earnings..............................................  $ 33.7   $250.0   $237.4
  Average common shares outstanding (in thousands)..........  54,735   45,731   44,637
  Add -- Conversion of preferred stock (in thousands).......      --    8,801    9,601
  Add -- Options and performance accelerated restricted
     stock awards (in thousands)............................     986      679      523
                                                              ------   ------   ------
  Average diluted shares outstanding (in thousands).........  55,721   55,211   54,761
                                                              ------   ------   ------
Diluted earnings per common share...........................  $ 0.60   $ 4.53   $ 4.34
                                                              ======   ======   ======

  Treasury Stock

     In the fourth quarter of 1997, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in July 1996. That program authorizes the Company to purchase up to 2.5 million common shares from time to time on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased
1.8 million shares of common stock in 1997 at an aggregate cost of $59.1. The purpose of the stock repurchase program is to help the Company achieve its long-term goal of enhancing stockholder value. In February 1998, the Board of Directors amended the program to provide that purchases reported to, and ratified by, the Board of Directors or by the Executive Committee of the Board shall not be counted in determining compliance with the 2.5 million share limitation.

                                  ALUMAX INC.

NOTE 11.  STOCK-BASED COMPENSATION

     Under its 1993 Long-Term Incentive Plan ("Long-Term Plan"), the Company may grant stock options, stock appreciation rights, restricted stock and other stock-based awards to salaried employees for up to an aggregate of 5,210,129 shares of common stock. The 1995 Employee Equity Ownership Plan ("Equity Ownership Plan") provides for discretionary stock option grants to salaried employees in lower grade levels up to an aggregate of 1,000,000 shares of common stock. Under its Non-Employee Directors Stock Compensation Plan ("Directors Stock Plan"), the Company is authorized to grant options up to an aggregate of 750,000 shares of common stock. Upon joining the Board of Directors, each non-employee director of the Company was provided with a one time stock option grant of 10,000 shares of common stock. Annually, stock grants for 1,250 shares of common stock are issued to each non-employee director.

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

     In 1993 certain former AMAX Inc. executives became executives of the Company and were awarded 623,350 options, not pursuant to the Long-Term Plan. These options, which have a market based exercise price of $23.61 and vest ratably over five years, were granted in consideration of the cancellation without payment of rights which the executives may have had under severance policies of AMAX Inc.

     The Company may grant performance accelerated restricted stock to key management employees under the terms of the Long-Term Plan. The annual stock awards vest approximately ten years after grant date with accelerated vesting if the Company meets certain cumulative net income objectives.

     A summary of the status of the stock compensation plans as of December 31, and changes during the years ended on those dates is presented below:

                                                     OUTSTANDING                  EXERCISABLE
                                              --------------------------   --------------------------
                                                             WEIGHTED                     WEIGHTED
                                              NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                               SHARES         PRICE         SHARES     EXERCISE PRICE
                                              ---------   --------------   ---------   --------------
Outstanding at December 31, 1994............  1,920,675       $25.41
  Granted (option value -- $11.30)..........    821,850       $33.13
  Exercised.................................     (3,333)      $19.44
  Cancelled.................................    (38,342)      $25.50
                                              ---------
Outstanding at December 31, 1995............  2,700,850       $27.76         296,008       $23.09
                                                                           =========       ======
  Granted (option value -- $11.24)..........    869,117       $32.16
  Granted (option value -- $8.92)...........    458,533       $38.12
  Exercised.................................   (144,200)      $26.80
  Cancelled.................................   (106,159)      $31.87
                                              ---------
Outstanding at December 31, 1996............  3,778,141       $29.95       1,463,484       $25.59
                                                                           =========       ======
  Granted (option value -- $11.30)..........  1,024,850       $32.56
  Exercised.................................   (226,916)      $26.40
  Cancelled.................................   (100,475)      $32.31
                                              ---------
Outstanding at December 31, 1997............  4,475,600       $30.68       2,289,405       $28.35
                                              =========                    =========       ======
Range of option exercise prices:
  $19.44 -- $27.13 (average life -- 6.5
    years)..................................  1,475,775       $25.09       1,351,105       $25.22
                                              =========       ======       =========       ======
  $30.63 -- $40.13 (average life -- 8.1
    years)..................................  2,999,825       $33.43         938,300       $32.85
                                              =========       ======       =========       ======

     The following pro forma summary presents the Company's net earnings, basic earnings per share and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 as if compensation cost had

                                  ALUMAX INC.

been measured under the fair value based method. The effects of the fair value of stock options in the following pro forma disclosure are not likely to be representative of the effects for future years because outstanding options vest over a period of up to three years and awards are generally made during the fourth quarter of each year.

                                                              1997     1996     1995
                                                              -----   ------   ------
Pro Forma Information:
  Net earnings..............................................  $26.6   $247.1   $237.2
  Basic earnings per common share...........................  $0.49   $ 5.20   $ 5.11
  Diluted earnings per common share.........................  $0.48   $ 4.48   $ 4.33

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

                                                                1997    1996    1995
                                                                ----    ----    ----
Risk-free interest rate.....................................     5.8%    5.9%    5.5%
Expected life...............................................     5.0     5.0     5.0
Expected volatility.........................................    26.0%   26.0%   26.0%
Expected dividend yield.....................................      --      --      --

     The Company also granted performance accelerated restricted stock awards of 65,350 and 13,900 shares to certain employees in March and December 1997, respectively. The fair value per share on the date of the grants was $37.50 and $32.56, respectively. In 1996 and 1995, the Company granted performance accelerated restricted stock awards of 64,680 and 62,100 shares, respectively. The fair value per share on the date of the grants in 1996 and 1995 was $34.25 and $27.50, respectively. During the years ended December 31, 1997, 1996 and 1995, compensation cost of $2.4, $1.7 and $1.0, respectively, has been recognized in connection with these awards.

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

                                  ALUMAX INC.

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

NOTE 13.  INTEREST EXPENSE, NET

     Interest expense, net was comprised of:

                                                            1997      1996      1995
                                                           ------    ------    ------
Interest expense.......................................    $(62.5)   $(74.1)   $(81.6)
Interest income........................................       3.1       3.8      10.8
Capitalized interest...................................       1.6       7.5       5.4
                                                           ------    ------    ------
                                                           $(57.8)   $(62.8)   $(65.4)
                                                           ======    ======    ======

NOTE 14.  OTHER INCOME, NET

     Other income, net for the years ended December 31, 1997, 1996 and 1995 was $2.0, $10.6 and $7.3, respectively. Included in 1996 and 1995 respectively, were $18.6 and $11.6 for dividends received from Mexican mining operations. The Company sold its investments in the Mexican mining operations during 1996.

NOTE 15.  FINANCIAL INSTRUMENTS

     The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counter party nonperformance under financial instrument agreements at December 31, 1997 was not significant.

     The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures or option contracts to hedge risks associated with forward fixed price arrangements. The Company may also utilize futures or option contracts to manage price risk associated with changes in inventory levels. The net amount of such contracts was approximately 313,425 tonnes at December 31, 1997 and included varying maturity dates through 2003. Gains or losses with respect to these positions are reflected in earnings concurrent with consummation of underlying fixed price transactions. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of the underlying fixed price transactions.

     The Company also may, from time to time, establish a floor selling price for varying quantities of future production. This may be accomplished by entering into forward sales of primary aluminum, purchasing put options, or by entering into forward sales of primary aluminum and purchases of call options, which together provide the same price protection as purchasing put options in a manner which correlates with the Company's production and sales of primary aluminum. This strategy may be modified from time to time. At December 31, 1997, the net amount of the Company's commitments with respect to these financial

                                  ALUMAX INC.

instruments covered approximately 234,450 tonnes of future production. The book value and market value of these financial instruments were $5.4 and $22.5 respectively, at December 31, 1997.

     Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company may utilize forward or option contracts on foreign currencies. At December 31, 1997, the Company had outstanding $214.9 in such contracts which mature at various dates through June 1999. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign denominated transactions. If these contracts had been terminated at December 31, 1997, the Company would have incurred a loss of approximately $4.5.

     The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At December 31, 1997, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with notional amounts totaling $400 through October 26, 2000 and interest rate caps having a notional amount of $150 through October 26, 1998. This program is designed to effectively cap interest rate exposure at a maximum of approximately nine percent through October 26, 2000. The effective rate on this debt amounted to 8.4 percent, 8.5 percent and 9.2 percent for the years ended December 31, 1997, 1996 and 1995, respectively. The Company would have had to pay approximately $32.3 to terminate these interest rate agreements at December 31, 1997.

     The Company also purchases natural gas for its operations and enters into forward contracts to manage the volatility in prices. At December 31, 1997, none of these contracts was material.

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. The fair value of these financial instruments approximated book value at December 31, 1997. The Company places its cash and equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is not significant.

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

                                  ALUMAX INC.

     Domestic and Canadian sales and earnings from operations are combined in the geographic data below, as Canadian assets are primarily aluminum reduction facilities that toll alumina for U.S. operations and sales. Sales of primary products to affiliated customers are accounted for at prices comparable to unaffiliated customer sales.

                                                                1997       1996       1995
                                                              --------   --------   --------
Operations data:
Net sales to unaffiliated customers:
  Aluminum processing
     Primary products.......................................  $1,390.3   $1,335.5   $1,300.0
     Semi-fabricated products...............................   1,833.7    1,643.1    1,320.1
     Fabricated products....................................     540.7      863.2      967.9
     Intercompany...........................................    (833.8)    (682.5)    (661.9)
                                                              --------   --------   --------
                                                              $2,930.9   $3,159.3   $2,926.1
                                                              ========   ========   ========
Earnings from operations:
  Aluminum processing.......................................  $  342.3   $  275.6   $  339.7
  Corporate and other.......................................     (49.3)     (43.7)     (33.9)
                                                              --------   --------   --------
                                                              $  293.0   $  231.9   $  305.8
                                                              ========   ========   ========
Identifiable assets:
  Aluminum processing.......................................  $3,128.7   $3,063.7   $2,718.7
  Corporate and other.......................................     324.3      235.0      416.3
                                                              --------   --------   --------
                                                              $3,453.0   $3,298.7   $3,135.0
                                                              ========   ========   ========
Geographic data:
Net sales:
  United States and Canada..................................  $3,556.0   $3,532.4   $3,208.6
  Europe and other international............................     208.7      309.4      379.4
  Intercompany..............................................    (833.8)    (682.5)    (661.9)
                                                              --------   --------   --------
                                                              $2,930.9   $3,159.3   $2,926.1
                                                              ========   ========   ========
Earnings from operations:
  United States and Canada..................................  $  287.4   $  219.9   $  273.9
  Europe and other international............................       5.6       12.0       31.9
                                                              --------   --------   --------
                                                              $  293.0   $  231.9   $  305.8
                                                              ========   ========   ========
Identifiable assets:
  United States and Canada..................................  $3,307.2   $3,171.7   $2,820.6
  Europe and other international............................     145.8      127.0      314.4
                                                              --------   --------   --------
                                                              $3,453.0   $3,298.7   $3,135.0
                                                              ========   ========   ========

     A significant portion of the Company's sales are to the building and construction, transportation and distributors markets. Concentrations of credit risk with respect to the trade receivables, relating to sales into these as well as other markets, are limited due to the large number of customers and the widely dispersed geographic areas in which the Company's businesses operate. The Company's one principal supplier of alumina has been its supplier for over 20 years under a long-term contract which, with renewal options, expires in increments between 2007 and 2018. An extended interruption of alumina supply from this supplier could have a material adverse effect on the Company's operations. In addition, each of the Company's primary aluminum reduction plants, except for Intalco, is supplied by a single source of electric power. Although the Company may experience power curtailments from time to time, a sudden and extended interruption of power

                                  ALUMAX INC.

at one or more of its primary aluminum reduction plants could have a material adverse effect on the Company's operations.

NOTE 17.  QUARTERLY DATA (UNAUDITED)

                                            1997 QUARTERS                       1996 QUARTERS
                                  ---------------------------------   ---------------------------------
                                  FIRST    SECOND   THIRD    FOURTH   FIRST    SECOND   THIRD    FOURTH
                                  ------   ------   ------   ------   ------   ------   ------   ------
Net sales.......................  $701.8   $730.9   $717.1   $781.1   $802.6   $851.4   $809.1   $696.2
                                  ------   ------   ------   ------   ------   ------   ------   ------
Earnings from operations........  $ 58.2   $ 71.0   $ 66.6   $ 97.2   $ 75.1   $ 64.4   $ 44.4   $ 48.1
                                  ------   ------   ------   ------   ------   ------   ------   ------
Net earnings (loss)(a)..........  $ 26.7   $ 35.8   $(76.0)  $ 47.2   $ 95.4   $ 83.1   $ 52.4   $ 19.1
                                  ======   ======   ======   ======   ======   ======   ======   ======
Earnings (loss) per share: (b)
  Basic.........................  $  .49   $  .65   $(1.38)  $  .87   $ 2.08   $ 1.80   $ 1.11   $  .35
                                  ======   ======   ======   ======   ======   ======   ======   ======
  Diluted(c)....................  $  .48   $  .64   $(1.38)  $  .86   $ 1.73   $ 1.50   $  .95   $  .35
                                  ======   ======   ======   ======   ======   ======   ======   ======

---------------

(a) Included in the third quarter of 1997 was a $108.6 provision associated with a United States Tax Court decision concerning an alleged income tax deficiency and a $6.1 after-tax charge related to consolidation efforts at the Company's semi-solid forging business. Included in 1996 was a first quarter after-tax gain of $48.6 related to the sale of a 23 percent interest in the Mt. Holly primary aluminum reduction plant, a second quarter after-tax gain of $55.1 related to the sale of mining interests and a third quarter after-tax gain of $36.7 related to the sale of Fab Products.
(b) In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Prior period amounts have been restated in accordance with this Statement.
(c) The computation of diluted loss per common share for the third quarter of 1997 excluded 1,199,000 of potential common shares because their effect was antidilutive. The computation of diluted earnings per common share for the fourth quarter of 1996 included the effect of the conversion of the Preferred Stock as if it had occurred at the beginning of the quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the sections entitled "Information Concerning Directors and Nominees", "Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. The Company's financial statements, the notes thereto and the report of the independent accountants are set forth on pages 33 through 53 of this Form 10-K.

     The following report and additional financial data should be read in conjunction with the Company's financial statements:

     Independent Accountant's Report of Coopers & Lybrand L.L.P. dated January 27, 1998 on the Company's financial statement schedule filed as a part hereof for the fiscal years ended December 31, 1997, 1996 and 1995.

     Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended December 31, 1997, 1996 and 1995.

     Schedules other than the one referred to above are omitted because they are not required or the information is included in the financial statements or the notes thereto.

     EXHIBITS. Unless otherwise indicated, exhibits are incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Commission File No. 33-69442).

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
    2.02    Agreement and Plan of Distribution, dated as of May 24,
              1993, by and between AMAX Inc. and Alumax Inc.
    2.03    Tax Disaffiliation Agreement, dated as of May 24, 1993, by and between AMAX Inc. and Alumax Inc.
    2.04    Amendment No. 1 to the Agreement and Plan of Distribution,
              dated as of November 15, 1993, by and between AMAX Inc.
              and Alumax Inc.*
    3.01    Restated Certificate of Incorporation of the Company*
    3.02    Restated By-laws of Alumax Inc., as amended on September 5,
              1996, filed as Exhibit 3.01 to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended
              September 30, 1996 and incorporated herein by reference.
    4.01    Form of Common Stock Certificate
    4.02    Rights Agreement, dated as of February 22, 1996, between
              Alumax Inc. and Chemical Mellon Shareholder Services,
              L.L.C., as Rights Agent, including as Exhibit A the forms
              of Rights Certificate and Election to Exercise and as
              Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Company, filed as
              Exhibit 4 to the Company's Current Report on Form 8-K,
              dated February 22, 1996 and incorporated herein by
              reference.
    4.03    Credit Agreement, dated as of September 14, 1990, as amended as of November 13, 1990 and as further amended as of
              February 19, 1991, by and among Aluminerie Lauralco, Inc., as Borrower, Canalco, Inc., as Continuing Guarantor, and
              Bank of Montreal and National Westminster Bank PLC, as
              Arrangers, Bank of Montreal, as Agent, and the Banks named therein
    4.04    Amended and Restated Credit Agreement, dated as of October
              9, 1997, among Alumax Inc., Royal Bank of Canada, as
              Agent, Arranger and Letter of Credit Issuer, Canadian
              Imperial Bank of Commerce, as Administrative Agent, and
              the Banks signatory thereto, filed as Exhibit 4.01 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended September 30, 1997 and incorporated herein by reference
   Note:    No other long-term debt instrument issued by the Company
              exceeds 10% of the consolidated total assets of the
              Company and its subsidiaries. In accordance with paragraph
              4(iii) of Item 601 of Regulation S-K, the Company will
              furnish to the Commission upon request copies of long-term debt instruments and related agreements
   10.01    Form of Alumax Inc. Excess Benefit Plan***(-)
   10.02    1993 Long-Term Incentive Plan (as Amended and Restated and
              as Further Amended on October 3, 1996)***(-)
   10.03    Deferred Compensation Plan (as Amended on October 3,
              1996)***(-)
   10.04    1993 Annual Incentive Plan (as Amended and Restated and as
              Further Amended on October 3, 1996)***(-)
   10.05    Executive Separation Policy*(-)
   10.06    Non-Employee Directors Stock Compensation Plan (as Amended
              on October 3, 1996)***(-)
   10.07    Non-Employee Directors Deferred Compensation Plan (as
              Amended on October 3, 1996)***(-)
   10.08    Participation Agreement, dated as of November 25, 1997,
              among Alumax Mill Products, Inc., Alumax Inc., BMO Leasing
              (U.S.), Inc. and Bank of Montreal**

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
   10.09    Master Lease, Deed of Trust and Security Agreement, dated as of November 25, 1997, among BMO Leasing (U.S.), Inc.,
              Alumax Mill Products, Inc. and Ward Williford, Esq.**
   10.10    Restated Sales Agreement, dated as of January 1, 1986, as
              amended and supplemented as of April 8, 1992 and April 9,
              1992, by and between Alcoa of Australia Limited and Alumax
              Inc. (Certain portions of this agreement have been deleted and filed separately with the Secretary of the Securities
              and Exchange Commission pursuant to a request for
              confidential treatment.)
   10.11    Power Sales Agreement, dated September 28, 1995, as amended, between Intalco Aluminum Corporation and Bonneville Power
              Administration (Certain portions of this agreement have
              been deleted and filed separately with the Secretary of
              the Securities and Exchange Commission pursuant to a
              request for confidential treatment.)****
   10.12    Power Sales Agreement, dated as of October 1, 1995, between
              British Columbia Power Exchange Corporation and Intalco
              Aluminum Corporation (Certain portions of this agreement
              have been deleted and filed separately with the Secretary
              of the Securities and Exchange Commission pursuant to a
              request for confidential treatment.)****
   10.13    Electric Service Agreement, dated as of November 11, 1994, between Eastalco Aluminum Company and The Potomac Edison
              Company, filed as Exhibit 10.02 to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended June
              30, 1997 and incorporated herein by reference
   10.14    Amendment No. 1 to Electric Service Agreement, dated October
              10, 1997, between Eastalco Aluminum Company and The
              Potomac Edison Company**
   10.15    Agreement, dated as of July 1, 1997, by and between the
              South Carolina Public Service Authority and Alumax of
              South Carolina, Inc., filed as Exhibit 10.01 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended June 30, 1997 and incorporated herein by
              reference
   10.16    Electricity Contract, dated February 1, 1990, as amended on
              October 15, 1992, by and between Aluminerie Lauralco, Inc.
              and Hydro-Quebec (Certain portions of this agreement have
              been deleted and filed separately with the Secretary of
              the Securities and Exchange Commission pursuant to a
              request for confidential treatment.)
   10.17    Employment Agreement, as Amended and Restated as of December
              5, 1996, between Alumax Inc. and C. Allen Born***(-)
   10.18    Employment Agreement, dated as of December 4, 1997, between
              Alumax Inc. and Thomas G. Johnston**(-)
   10.19    Agreement, dated as of November 15, 1993, as amended as of
              February 3, 1994, among AMAX Inc., Alumax Inc. and Helen
              M. Feeney*(-)
   10.20    Agreement, dated as of March 10, 1994, between Alumax Inc.
              and Helen M. Feeney, amending the Agreement, dated as of
              November 15, 1993, as amended as of February 3,
              1994*****(-)
   10.21    Grantor Trust Agreement, dated as of April 1, 1997, between
              Alumax Inc. and The Chase Manhattan Bank**(-)
   10.22    Purchase Agreement, dated as of June 24, 1996, between
              Euramax International, Ltd. and Alumax Inc., filed as
              Exhibit 10.01 to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended June 30, 1996 and
              incorporated herein by reference.
   10.23    Agreement, dated as of June 28, 1996, by and between Minas
              Penoles, S.A. de C.V. and The Fresnillo Company, filed as
              Exhibit 10.01 to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended June 30, 1996 and
              incorporated herein by reference.
   11.01    Calculation of Earnings per Common Share**

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
   21.01    Subsidiaries of the Company**
   23.01    Consent of Coopers & Lybrand L.L.P.**
   24.01    Power of Attorney**
   27.01    Financial Data Schedule** (For SEC use only)

---------------

     * Previously filed as an exhibit to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.

    ** Filed herewith.

   *** Previously filed as a exhibit to the Company's 1996 Annual Report on Form
       10-K and incorporated herein by reference.

  **** Previously filed as an exhibit to Amendment No. 1 to the Company's 1995
       Annual Report on Form 10-K/A and incorporated herein by reference.

 ***** Previously filed as an exhibit to Amendment No. 1 to the Company's 1993
       Annual Report on Form 10-K/A and incorporated herein by reference.

(-) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     REPORTS ON FORM 8-K. During the quarter ended December 31, 1997, the Company filed a Report on Form 8-K, dated October 1, 1997, reporting under Item 5 the United States Tax Court's decision in favor of the Internal Revenue Service in a suit against Alumax regarding an alleged income tax deficiency.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 1998.

                                          Alumax Inc.

                                          By       /s/ HELEN M. FEENEY
                                            ------------------------------------
                                                      HELEN M. FEENEY
                                                Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 6, 1998.

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

                          *                                                 Director
-----------------------------------------------------
                PIERRE DES MARAIS II

                          *                                                 Director
-----------------------------------------------------
              JAMES C. HUNTINGTON, JR.

                          *                                                 Director
-----------------------------------------------------
                  W. LOEBER LANDAU

                          *                                                 Director
-----------------------------------------------------
                   PAUL W. MACAVOY

                          *                                                 Director
-----------------------------------------------------
                     ANNE WEXLER

                          *                                Vice President and Chief Financial Officer
-----------------------------------------------------             (Principal Financial Officer)
                MICHAEL T. VOLLKOMMER

                          *                                 Vice President and Controller (Principal
-----------------------------------------------------                  Accounting Officer)
                  KEVIN J. KRAKORA

*By             /s/ HELEN M. FEENEY
   --------------------------------------------------
                   HELEN M. FEENEY
            As Attorney-in-Fact for each
              of the persons indicated

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Alumax Inc.

     Our report dated January 27, 1998, on our audits of the financial statements of Alumax Inc. is included on page 33 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
January 27, 1998

                                  ALUMAX INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (MILLIONS OF DOLLARS)

                COLUMN A                    COLUMN B            COLUMN C              COLUMN D        COLUMN E
----------------------------------------  ------------   -----------------------   ---------------   ----------
                                                                ADDITIONS
                                                         -----------------------
                                                            (1)          (2)
                                           BALANCE AT    CHARGED TO   CHARGED TO                     BALANCE AT
                                           BEGINNING     COSTS AND      OTHER        DEDUCTIONS        END OF
              DESCRIPTION                  OF PERIOD      EXPENSES     EXPENSES    FROM RESERVE(A)     PERIOD
              -----------                 ------------   ----------   ----------   ---------------   ----------
Year Ended December 31, 1997
  Reserves deducted from assets
     Accounts receivable, trade.........     $16.6          $0.9        $  --          $ (4.3)         $13.2
Year Ended December 31, 1996
  Reserves deducted from assets
     Accounts receivable, trade.........     $17.7          $5.2        $  --          $ (6.3)         $16.6
Year Ended December 31, 1995
  Reserves deducted from assets
     Deferred income taxes..............     $13.4          $ --        $  --          $(13.4)         $  --
     Accounts receivable, trade.........     $20.1          $2.7        $  --          $ (5.1)         $17.7

---------------

(a) 1996 amount includes $4.1 related to write-offs, net of recoveries, and $2.2 related to divestitures, net of acquisitions, which occurred in 1996.

                                 EXHIBIT INDEX

     Unless otherwise indicated, exhibits are incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (Commission File No. 33-69442).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      2.02    Agreement and Plan of Distribution, dated as of May 24,
                1993, by and between AMAX Inc. and Alumax Inc.
      2.03    Tax Disaffiliation Agreement, dated as of May 24, 1993, by and between AMAX Inc. and Alumax Inc.
      2.04    Amendment No. 1 to the Agreement and Plan of Distribution,
                dated as of November 15, 1993, by and between AMAX Inc.
                and Alumax Inc.*
      3.01    Restated Certificate of Incorporation of the Company*
      3.02    Restated By-laws of Alumax Inc., as amended on September 5,
                1996, filed as Exhibit 3.01 to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended
                September 30, 1996 and incorporated herein by reference
      4.01    Form of Common Stock Certificate
      4.02    Rights Agreement, dated as of February 22, 1996, between
                Alumax Inc. and Chemical Mellon Shareholder Services,
                L.L.C., as Rights Agent, including as Exhibit A the forms
                of Rights Certificate and Election to Exercise and as
                Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Company, filed as
                Exhibit 4 to the Company's Current Report on Form 8-K,
                dated February 22, 1996, and incorporated herein by
                reference
      4.03    Credit Agreement, dated as of September 14, 1990, as amended as of November 13, 1990 and as further amended as of
                February 19, 1991, by and among Aluminerie Lauralco, Inc., as Borrower, Canalco, Inc., as Continuing Guarantor, and
                Bank of Montreal and National Westminster Bank PLC, as
                Arrangers, Bank of Montreal, as Agent, and the Banks named therein
      4.04    Amended and Restated Credit Agreement, dated as of October
                9, 1997 among Alumax Inc., Royal Bank of Canada, as Agent,
                Arranger And Letter of Credit Issuer, Canadian Imperial
                Bank of Commerce, as Administrative Agent, and the Banks
                signatory thereto, filed as Exhibit 4.01 to the Company's
                Quarterly Report on Form 10-Q for the quarterly period
                ended September 30, 1997 and incorporated herein by
                reference
     Note:    No other long-term debt instrument issued by the Company
                Exceeds 10% of the consolidated total assets of the
                Company and its subsidiaries. In accordance with paragraph
                4(iii) of Item 601 of Regulation S-K, the Company will
                furnish to the Commission upon request copies of long-term debt instruments and related agreements
     10.01    Form of Alumax Inc. Excess Benefit Plan***(-)
     10.02    1993 Long-Term Incentive Plan (as Amended and Restated and
                as Further Amended on October 3, 1996)***(-)
     10.03    Deferred Compensation Plan (as Amended on October 3,
                1996)***(-)
     10.04    1993 Annual Incentive Plan (as Amended and Restated and as
                Further Amended on October 3, 1996)***(-)
     10.05    Executive Separation Policy*(-)
     10.06    Non-Employee Directors Stock Compensation Plan (as Amended
                on October 3, 1996)***(-)
     10.07    Non-Employee Directors Deferred Compensation Plan (as
                Amended on October 3, 1996)***(-)
     10.08    Participation Agreement, dated as of November 25, 1997,
                among Alumax Mill Products, Inc., Alumax Inc., BMO Leasing
                (U.S.), Inc. and Bank of Montreal**

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.09    Master Lease, Deed of Trust and Security Agreement, dated as of November 25, 1997, among BMO Leasing (U.S.), Inc.,
                Alumax Mill Products, Inc. and Ward Williford, Esq.**
     10.10    Restated Sales Agreement, dated as of January 1, 1986, as
                Amended and supplemented as of April 8, 1992 and April 9,
                1992, by and between Alcoa of Australia Limited and Alumax
                Inc. (Certain portions of this agreement have been deleted and filed separately with the Secretary of the Securities
                and Exchange Commission pursuant to a request for
                confidential treatment.)
     10.11    Power Sales Agreement, dated September 28, 1995, as amended,
                Between Intalco Aluminum Corporation and Bonneville Power
                Administration (Certain portions of this agreement have
                been deleted and filed separately with the Secretary of
                the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)****
     10.12    Power Sales Agreement, dated as of October 1, 1995, between
                British Columbia Power Exchange Corporation and Intalco
                Aluminum Corporation (Certain portions of this agreement
                have been deleted and filed separately with the Secretary
                of the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)****
     10.13    Electric Service Agreement, dated as of November 11, 1994, between Eastalco Aluminum Company and The Potomac Edison
                Company, filed as Exhibit 10.02 to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended June
                30, 1997 and incorporated herein by reference
     10.14    Amendment No. 1 to Electric Service Agreement, dated October
                10, 1997, between The Potomac Edison Company and Eastalco
                Aluminum Company**
     10.15    Agreement, dated as of July 1, 1997, by and between the
                South Carolina Public Service Authority and Alumax of
                South Carolina, Inc., filed as Exhibit 10.01 to the
                Company's Quarterly Report on Form 10-Q for the quarterly
                period ended June 30, 1997 and incorporated herein by
                reference.
     10.16    Electricity Contract, dated February 1, 1990, as amended on
                October 15, 1992, by and between Aluminerie Lauralco, Inc.
                and Hydro-Quebec (Certain portions of this agreement have
                been deleted and filed separately with the Secretary of
                the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)
     10.17    Employment Agreement, As Amended and Restated as of December
                5, 1996, between Alumax Inc. and C. Allen Born***(-)
     10.18    Employment Agreement, dated as of December 4, 1997, between
                Alumax Inc. and Thomas G. Johnston**(-)
     10.19    Agreement, dated as of November 15, 1993, as amended as of
                February 3, 1994, among AMAX Inc., Alumax Inc. and Helen
                M. Feeney*(-)
     10.20    Agreement, dated as of March 10, 1994, between Alumax Inc.
                and Helen M. Feeney, amending the Agreement, dated as of
                November 15, 1993, as amended as of February 3,
                1994*****(-)
     10.21    Grantor Trust Agreement, dated as of April 1, 1997, between
                Alumax Inc. and The Chase Manhattan Bank**(-)
     10.22    Purchase Agreement, dated as of June 24, 1996, between
                Euramax International, Ltd. and Alumax Inc., filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1996 and
                incorporated herein by reference.
     10.23    Agreement, dated as of June 28, 1996, by and between Minas
                Penoles, S.A. de C.V. and The Fresnillo Company, filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1996 and
                incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     11.01    Calculation of Earnings per Common Share**
     21.01    Subsidiaries of the Company**
     23.01    Consent of Coopers & Lybrand L.L.P.**
     24.01    Power of Attorney**
     27.01    Financial Data Schedule** (For SEC use only)

---------------

  * Previously filed as an exhibit to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.

     ** Filed herewith.

   *** Previously filed as an exhibit to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference.

  **** Previously filed as an exhibit to Amendment No. 1 to the Company's 1995
       Annual Report on Form 10-K/A and incorporated herein by reference.

 ***** Previously filed as an exhibit to Amendment No. 1 to the Company's 1993
       Annual Report on Form 10-K/A and incorporated herein by reference.

(-) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.