Form 10-K405/A
period 1997-12-31
ALUMAX INC
filed 1998-03-31
CIK 912600

================================================================================

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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes   X      No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     As of February 28, 1998, 53,455,062 shares of the common stock of the registrant were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $1,939,778,087 as determined by the February 28, 1998 closing price of $37.0625 for one share of common stock on the New York Stock Exchange.

================================================================================

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

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
    2.02    Agreement and Plan of Distribution, dated as of May 24,
              1993, by and between AMAX Inc. and Alumax Inc.
    2.03    Tax Disaffiliation Agreement, dated as of May 24, 1993, by and between AMAX Inc. and Alumax Inc.
    2.04    Amendment No. 1 to the Agreement and Plan of Distribution,
              dated as of November 15, 1993, by and between AMAX Inc.
              and Alumax Inc.*
    3.01    Restated Certificate of Incorporation of the Company*
    3.02    Restated By-laws of Alumax Inc., as amended on September 5,
              1996, filed as Exhibit 3.01 to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended
              September 30, 1996 and incorporated herein by reference.
    4.01    Form of Common Stock Certificate
    4.02    Rights Agreement, dated as of February 22, 1996, between
              Alumax Inc. and Chemical Mellon Shareholder Services,
              L.L.C., as Rights Agent, including as Exhibit A the forms
              of Rights Certificate and Election to Exercise and as
              Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Company, filed as
              Exhibit 4 to the Company's Current Report on Form 8-K,
              dated February 22, 1996 and incorporated herein by
              reference.
    4.03    Credit Agreement, dated as of September 14, 1990, as amended as of November 13, 1990 and as further amended as of
              February 19, 1991, by and among Aluminerie Lauralco, Inc., as Borrower, Canalco, Inc., as Continuing Guarantor, and
              Bank of Montreal and National Westminster Bank PLC, as
              Arrangers, Bank of Montreal, as Agent, and the Banks named therein
    4.04    Amended and Restated Credit Agreement, dated as of October
              9, 1997, among Alumax Inc., Royal Bank of Canada, as
              Agent, Arranger and Letter of Credit Issuer, Canadian
              Imperial Bank of Commerce, as Administrative Agent, and
              the Banks signatory thereto, filed as Exhibit 4.01 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended September 30, 1997 and incorporated herein by reference

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
   Note:    No other long-term debt instrument issued by the Company
              exceeds 10% of the consolidated total assets of the
              Company and its subsidiaries. In accordance with paragraph
              4(iii) of Item 601 of Regulation S-K, the Company will
              furnish to the Commission upon request copies of long-term debt instruments and related agreements
   10.01    Form of Alumax Inc. Excess Benefit Plan**(-)
   10.02    1993 Long-Term Incentive Plan (as Amended and Restated and
              as Further Amended on October 3, 1996)**(-)
   10.03    Deferred Compensation Plan (as Amended on October 3,
              1996)**(-)
   10.04    1993 Annual Incentive Plan (as Amended and Restated and as
              Further Amended on October 3, 1996)**(-)
   10.05    Executive Separation Policy (as amended and restated on
              March 5, 1998), filed as Exhibit 5 to the Company's
              Solicitation/Recommendation Statement on Schedule 14D-9
              filed with the Commission on March 13, 1998 and
              incorporated herein by reference
   10.06    Non-Employee Directors Stock Compensation Plan (as Amended
              on October 3, 1996)**(-)
   10.07    Non-Employee Directors Deferred Compensation Plan (as
              Amended on October 3, 1996)**(-)
   10.08    Participation Agreement, dated as of November 25, 1997,
              among Alumax Mill Products, Inc., Alumax Inc., BMO Leasing
              (U.S.), Inc. and Bank of Montreal***
   10.09    Master Lease, Deed of Trust and Security Agreement, dated as of November 25, 1997, among BMO Leasing (U.S.), Inc.,
              Alumax Mill Products, Inc. and Ward Williford, Esq.***
   10.10    Restated Sales Agreement, dated as of January 1, 1986, as
              amended and supplemented as of April 8, 1992 and April 9,
              1992, by and between Alcoa of Australia Limited and Alumax
              Inc. (Certain portions of this agreement have been deleted and filed separately with the Secretary of the Securities
              and Exchange Commission pursuant to a request for
              confidential treatment.)
   10.11    Power Sales Agreement, dated September 28, 1995, as amended, between Intalco Aluminum Corporation and Bonneville Power
              Administration (Certain portions of this agreement have
              been deleted and filed separately with the Secretary of
              the Securities and Exchange Commission pursuant to a
              request for confidential treatment.)****
   10.12    Power Sales Agreement, dated as of October 1, 1995, between
              British Columbia Power Exchange Corporation and Intalco
              Aluminum Corporation (Certain portions of this agreement
              have been deleted and filed separately with the Secretary
              of the Securities and Exchange Commission pursuant to a
              request for confidential treatment.)****
   10.13    Electric Service Agreement, dated as of November 11, 1994, between Eastalco Aluminum Company and The Potomac Edison
              Company, filed as Exhibit 10.02 to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended June
              30, 1997 and incorporated herein by reference
   10.14    Amendment No. 1 to Electric Service Agreement, dated October
              10, 1997, between Eastalco Aluminum Company and The
              Potomac Edison Company***
   10.15    Agreement, dated as of July 1, 1997, by and between the
              South Carolina Public Service Authority and Alumax of
              South Carolina, Inc., filed as Exhibit 10.01 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended June 30, 1997 and incorporated herein by
              reference
   10.16    Electricity Contract, dated February 1, 1990, as amended on
              October 15, 1992, by and between Aluminerie Lauralco, Inc.
              and Hydro-Quebec (Certain portions of this agreement have
              been deleted and filed separately with the Secretary of
              the Securities and Exchange Commission pursuant to a
              request for confidential treatment.)

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
   10.17    Employment Agreement, as Amended and Restated as of December
              5, 1996, between Alumax Inc. and C. Allen Born**(-)
   10.18    Employment Agreement, dated as of December 4, 1997, between
              Alumax Inc. and Thomas G. Johnston***(-)
   10.19    Agreement, dated as of November 15, 1993, as amended as of
              February 3, 1994, among AMAX Inc., Alumax Inc. and Helen
              M. Feeney*(-)
   10.20    Agreement, dated as of March 10, 1994, between Alumax Inc.
              and Helen M. Feeney, amending the Agreement, dated as of
              November 15, 1993, as amended as of February 3,
              1994*****(-)
   10.21    Grantor Trust Agreement, dated as of April 1, 1997, between
              Alumax Inc. and The Chase Manhattan Bank***(-)
   10.22    Purchase Agreement, dated as of June 24, 1996, between
              Euramax International, Ltd. and Alumax Inc., filed as
              Exhibit 10.01 to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended June 30, 1996 and
              incorporated herein by reference.
   10.23    Agreement, dated as of June 28, 1996, by and between Minas
              Penoles, S.A. de C.V. and The Fresnillo Company, filed as
              Exhibit 10.01 to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended June 30, 1996 and
              incorporated herein by reference.
   11.01    Calculation of Earnings per Common Share***
   21.01    Subsidiaries of the Company***
   23.01    Consent of Coopers & Lybrand L.L.P.***
   24.01    Power of Attorney***
   27.01    Financial Data Schedule for the twelve months ended December
              31, 1997*** (For SEC use only)
   27.02    Restated Financial Data Schedule for the nine months ended
              September 30, 1997****** (For SEC use only)
   27.03    Restated Financial Data Schedule for the six months ended
              June 30, 1997****** (For SEC use only)
   27.04    Restated Financial Data Schedule for the three months ended
              March 31, 1997****** (For SEC use only)
   27.05    Restated Financial Data Schedule for the twelve months ended
              December 31, 1996****** (For SEC use only)
   27.06    Restated Financial Data Schedule for the nine months ended
              September 30, 1996****** (For SEC use only)
   27.07    Restated Financial Data Schedule for the six months ended
              June 30, 1996****** (For SEC use only)

---------------

      * Previously filed as an exhibit to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.

     ** Previously filed as an exhibit to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference.

   *** Previously filed as an exhibit to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference.

  **** Previously filed as an exhibit to Amendment No. 1 to the Company's 1995
       Annual Report on Form 10-K/A and incorporated herein by reference.

 ***** Previously filed as an exhibit to Amendment No. 1 to the Company's 1993
       Annual Report on Form 10-K/A and incorporated herein by reference.

****** Filed herewith.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                          Alumax Inc.

                                          By       /s/ HELEN M. FEENEY
                                            ------------------------------------
                                                      HELEN M. FEENEY
                                                Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.

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

                          *                                                 Director
-----------------------------------------------------
                PIERRE DES MARAIS II

                          *                                                 Director
-----------------------------------------------------
              JAMES C. HUNTINGTON, JR.

                          *                                                 Director
-----------------------------------------------------
                  W. LOEBER LANDAU

                          *                                                 Director
-----------------------------------------------------
                   PAUL W. MACAVOY

                                                                            Director
-----------------------------------------------------
                   PETER J. POWERS

                          *                                                 Director
-----------------------------------------------------
                     ANNE WEXLER

                          *                                Vice President and Chief Financial Officer
-----------------------------------------------------             (Principal Financial Officer)
                MICHAEL T. VOLLKOMMER

                          *                                 Vice President and Controller (Principal
-----------------------------------------------------                  Accounting Officer)
                  KEVIN J. KRAKORA

               *By /s/ HELEN M. FEENEY
  -------------------------------------------------
                   HELEN M. FEENEY
            As Attorney-in-Fact for each
              of the persons indicated

                                 EXHIBIT INDEX

     Unless otherwise indicated, exhibits are incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (Commission File No. 33-69442).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      2.02    Agreement and Plan of Distribution, dated as of May 24,
                1993, by and between AMAX Inc. and Alumax Inc.
      2.03    Tax Disaffiliation Agreement, dated as of May 24, 1993, by and between AMAX Inc. and Alumax Inc.
      2.04    Amendment No. 1 to the Agreement and Plan of Distribution,
                dated as of November 15, 1993, by and between AMAX Inc.
                and Alumax Inc.*
      3.01    Restated Certificate of Incorporation of the Company*
      3.02    Restated By-laws of Alumax Inc., as amended on September 5,
                1996, filed as Exhibit 3.01 to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended
                September 30, 1996 and incorporated herein by reference
      4.01    Form of Common Stock Certificate
      4.02    Rights Agreement, dated as of February 22, 1996, between
                Alumax Inc. and Chemical Mellon Shareholder Services,
                L.L.C., as Rights Agent, including as Exhibit A the forms
                of Rights Certificate and Election to Exercise and as
                Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Company, filed as
                Exhibit 4 to the Company's Current Report on Form 8-K,
                dated February 22, 1996, and incorporated herein by
                reference
      4.03    Credit Agreement, dated as of September 14, 1990, as amended as of November 13, 1990 and as further amended as of
                February 19, 1991, by and among Aluminerie Lauralco, Inc., as Borrower, Canalco, Inc., as Continuing Guarantor, and
                Bank of Montreal and National Westminster Bank PLC, as
                Arrangers, Bank of Montreal, as Agent, and the Banks named therein
      4.04    Amended and Restated Credit Agreement, dated as of October
                9, 1997 among Alumax Inc., Royal Bank of Canada, as Agent,
                Arranger And Letter of Credit Issuer, Canadian Imperial
                Bank of Commerce, as Administrative Agent, and the Banks
                signatory thereto, filed as Exhibit 4.01 to the Company's
                Quarterly Report on Form 10-Q for the quarterly period
                ended September 30, 1997 and incorporated herein by
                reference
     Note:    No other long-term debt instrument issued by the Company
                Exceeds 10% of the consolidated total assets of the
                Company and its subsidiaries. In accordance with paragraph
                4(iii) of Item 601 of Regulation S-K, the Company will
                furnish to the Commission upon request copies of long-term debt instruments and related agreements
     10.01    Form of Alumax Inc. Excess Benefit Plan**(-)
     10.02    1993 Long-Term Incentive Plan (as Amended and Restated and
                as Further Amended on October 3, 1996)**(-)
     10.03    Deferred Compensation Plan (as Amended on October 3,
                1996)**(-)
     10.04    1993 Annual Incentive Plan (as Amended and Restated and as
                Further Amended on October 3, 1996)**(-)
     10.05    Executive Separation Policy (as amended and restated on
                March 5, 1998), filed as Exhibit 5 to the Company's
                Solicitation/Recommendation Statement on Schedule 14D-9
                filed with the Commission on March 13, 1998 and
                incorporated herein by reference
     10.06    Non-Employee Directors Stock Compensation Plan (as Amended
                on October 3, 1996)**(-)
     10.07    Non-Employee Directors Deferred Compensation Plan (as
                Amended on October 3, 1996)**(-)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.08    Participation Agreement, dated as of November 25, 1997,
                among Alumax Mill Products, Inc., Alumax Inc., BMO Leasing
                (U.S.), Inc. and Bank of Montreal***
     10.09    Master Lease, Deed of Trust and Security Agreement, dated as of November 25, 1997, among BMO Leasing (U.S.), Inc.,
                Alumax Mill Products, Inc. and Ward Williford, Esq.***
     10.10    Restated Sales Agreement, dated as of January 1, 1986, as
                Amended and supplemented as of April 8, 1992 and April 9,
                1992, by and between Alcoa of Australia Limited and Alumax
                Inc. (Certain portions of this agreement have been deleted and filed separately with the Secretary of the Securities
                and Exchange Commission pursuant to a request for
                confidential treatment.)
     10.11    Power Sales Agreement, dated September 28, 1995, as amended,
                Between Intalco Aluminum Corporation and Bonneville Power
                Administration (Certain portions of this agreement have
                been deleted and filed separately with the Secretary of
                the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)****
     10.12    Power Sales Agreement, dated as of October 1, 1995, between
                British Columbia Power Exchange Corporation and Intalco
                Aluminum Corporation (Certain portions of this agreement
                have been deleted and filed separately with the Secretary
                of the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)****
     10.13    Electric Service Agreement, dated as of November 11, 1994, between Eastalco Aluminum Company and The Potomac Edison
                Company, filed as Exhibit 10.02 to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended June
                30, 1997 and incorporated herein by reference
     10.14    Amendment No. 1 to Electric Service Agreement, dated October
                10, 1997, between The Potomac Edison Company and Eastalco
                Aluminum Company***
     10.15    Agreement, dated as of July 1, 1997, by and between the
                South Carolina Public Service Authority and Alumax of
                South Carolina, Inc., filed as Exhibit 10.01 to the
                Company's Quarterly Report on Form 10-Q for the quarterly
                period ended June 30, 1997 and incorporated herein by
                reference.
     10.16    Electricity Contract, dated February 1, 1990, as amended on
                October 15, 1992, by and between Aluminerie Lauralco, Inc.
                and Hydro-Quebec (Certain portions of this agreement have
                been deleted and filed separately with the Secretary of
                the Securities and Exchange Commission pursuant to a
                request for confidential treatment.)
     10.17    Employment Agreement, As Amended and Restated as of December
                5, 1996, between Alumax Inc. and C. Allen Born**(-)
     10.18    Employment Agreement, dated as of December 4, 1997, between
                Alumax Inc. and Thomas G. Johnston***(-)
     10.19    Agreement, dated as of November 15, 1993, as amended as of
                February 3, 1994, among AMAX Inc., Alumax Inc. and Helen
                M. Feeney*(-)
     10.20    Agreement, dated as of March 10, 1994, between Alumax Inc.
                and Helen M. Feeney, amending the Agreement, dated as of
                November 15, 1993, as amended as of February 3,
                1994*****(-)
     10.21    Grantor Trust Agreement, dated as of April 1, 1997, between
                Alumax Inc. and The Chase Manhattan Bank***(-)
     10.22    Purchase Agreement, dated as of June 24, 1996, between
                Euramax International, Ltd. and Alumax Inc., filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1996 and
                incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.23    Agreement, dated as of June 28, 1996, by and between Minas
                Penoles, S.A. de C.V. and The Fresnillo Company, filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1996 and
                incorporated herein by reference.
     11.01    Calculation of Earnings per Common Share***
     21.01    Subsidiaries of the Company***
     23.01    Consent of Coopers & Lybrand L.L.P.***
     24.01    Power of Attorney***
     27.01    Financial Data Schedule for the twelve months ended December
                31, 1997*** (For SEC use only)
     27.02    Restated Financial Data Schedule for nine months ended
                September 30, 1997****** (For SEC use only)
     27.03    Restated Financial Data Schedule for the six months ended
                June 30, 1997****** (For SEC use only)
     27.04    Restated Financial Data Schedule for the three months ended
                March 31, 1997****** (For SEC use only)
     27.05    Restated Financial Data Schedule for the twelve months ended
                December 31, 1996****** (For SEC use only)
     27.06    Restated Financial Data Schedule for the nine months ended
                September 30, 1996****** (For SEC use only)
     27.07    Restated Financial Data Schedule for the six months ended
                June 30, 1996****** (For SEC use only)

---------------

      * Previously filed as an exhibit to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.

     ** Previously filed as an exhibit to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference.

   *** Previously filed as an exhibit to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference.

  **** Previously filed as an exhibit to Amendment No. 1 to the Company's 1995
       Annual Report on Form 10-K/A and incorporated herein by reference.

 ***** Previously filed as an exhibit to Amendment No. 1 to the Company's 1993
       Annual Report on Form 10-K/A and incorporated herein by reference.

****** Filed herewith.

(-) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.