Form 10-K405/A
period 1997-12-31
ALUMAX INC
filed 1998-04-22
CIK 912600

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                            ------------------------

                                AMENDMENT NO. 2

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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes   X      No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     As of March 31, 1998, 53,593,956 shares of the common stock of the registrant were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $2,370,564,783 as determined by the March 31, 1998 closing price of $45.25 for one share of common stock on the New York Stock Exchange.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors of Alumax

     Set forth below is certain information concerning the current Directors of the Company.

                                       AGE AT
NAME OF DIRECTOR                       3/31/98                    BUSINESS EXPERIENCE
----------------                       -------                    -------------------
L. Don Brown.........................    52       Mr. Brown has been Senior Vice President,
                                                    Operations/ Technology of Coors Brewing Company
                                                    since August 1996. For more than five years prior
                                                    thereto, he held various executive and senior
                                                    operations positions within the Kraft Foods
                                                    organization, most recently serving as Senior
                                                    Vice President, Manufacturing and Engineering.
                                                    Mr. Brown has been a Director of the Company
                                                    since 1994.
James C. Huntington, Jr. ............    70       Mr. Huntington has been an independent businessman
                                                    for more than five years. He is also a director of
                                                    Dravo Corporation and Westinghouse Air Brake
                                                    Company. Mr. Huntington has been a Director of
                                                    the Company since 1993.
W. Loeber Landau.....................    66       Mr. Landau has been a partner of Sullivan &
                                                    Cromwell for more than five years. He has been a
                                                    Director of the Company since 1993.
Allen Born...........................    64       Mr. Born has been a Director of the Company since
                                                    1985, Chairman since April 1993 and Chairman and
                                                    Chief Executive Officer since November 1993. He
                                                    was also Co-Chairman of Cyprus Amax Minerals
                                                    Company from November 1993 to November 1995 and
                                                    Vice Chairman of that company from November 1995
                                                    to May 1996. For more than five years prior to
                                                    November 1993, he had been Chief Executive
                                                    Officer of AMAX Inc. ("Amax") and also served as
                                                    Chairman of that company from June 1988 to
                                                    November 1993. Mr. Born is also a director of
                                                    Amax Gold Inc., AK Steel Holding Corporation,
                                                    Cyprus Amax Minerals Company and Inmet Mining
                                                    Corporation.
Paul W. MacAvoy......................    63       Mr. MacAvoy has been Williams Brothers Professor of
                                                    Management Studies at the Yale School of
                                                    Management since January 1991 and served as Dean
                                                    of such institution from July 1992 to July 1994.
                                                    He is also a director of Lafarge Corporation. Mr.
                                                    MacAvoy has been a Director of the Company since
                                                    1993.
Anne Wexler..........................    68       Ms. Wexler has been Chairman and Chief Executive
                                                    Officer of The Wexler Group for more than five
                                                    years. She is also a director of Comcast
                                                    Corporation, the Dreyfus Index Funds, the Dreyfus
                                                    Mutual Funds, NOVA Corporation, Wilshire Asset
                                                    Management, the New England Electric System and
                                                    Wilshire Target Funds, Inc. Ms. Wexler has been a
                                                    Director of the Company since 1994.

                                       AGE AT
NAME OF DIRECTOR                       3/31/98                    BUSINESS EXPERIENCE
----------------                       -------                    -------------------
Harold Brown.........................    70       Mr. Brown has been Counselor to the Center for
                                                    Strategic and International Studies since July 1992
                                                    and a partner of Warburg, Pincus & Co. since May
                                                    1990. He is also a director of Cummins Engine
                                                    Company, Inc., Evergreen Holdings, Inc.,
                                                    International Business Machines Corporation,
                                                    Mattel Inc., and Philip Morris Companies Inc. Mr.
                                                    Brown has been a Director of the Company since
                                                    1993.
Peter J. Powers......................    53       Mr. Powers has been Chairman of High View Capital
                                                    Corporation since September 1996. He was First
                                                    Deputy Mayor of New York City from January 1994
                                                    to August 1996. Prior to January 1994, Mr. Powers
                                                    was engaged in the private practice of law. He is
                                                    also a director of Alliance Capital Technology
                                                    Fund, the Nile Growth Fund and Middle East
                                                    Opportunity Fund. Mr. Powers has been a Director
                                                    of the Company since March 1998.
Pierre Des Marais II.................    63       Mr. Des Marais has been President and Chief
                                                    Executive Officer of Unimedia Inc. for more than
                                                    five years. He is also a director of Hollinger
                                                    Inc., Imperial Oil Limited, Ouimet-Cordon Bleu
                                                    Inc., Rothman's Inc., St. Lawrence Cement Inc.
                                                    and Suzy Shier Limited. Mr. Des Marais has been a
                                                    Director of the Company since 1993.
J. Dennis Bonney.....................    67       Mr. Bonney has been an independent businessman
                                                    since his retirement from Chevron Corporation in
                                                    December 1995. For more than five years prior
                                                    thereto, he was a Vice Chairman of that company.
                                                    Mr. Bonney is also a director of United Meridian
                                                    Corporation, Aeronovel USA, Inc. and Chicago
                                                    Bridge and Iron, N.V. Mr. Bonney has been a
                                                    Director of the Company since 1996.

     The Board of Directors is divided into three classes with the term of one class expiring at each annual meeting of stockholders. The terms of office of Messrs. L. Don Brown, Huntington, Landau and Powers will expire at the Company's annual meeting of stockholders to be held in 1998, the terms of office of Messrs. Born and MacAvoy and Ms. Wexler will expire at the Company's annual meeting of stockholders to be held in 1999 and the terms of office of Messrs. Harold Brown, Des Marais and Bonney will expire at the Company's annual meeting of stockholders to be held in 2000.

  Executive Officers of Alumax

     Information concerning Executive Officers required by this Item is included in the section entitled "Executive Officers of the Registrant" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Philippe G. Thaure, a former Vice President, retired from the Company in February 1998.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and Executive Officers and the beneficial owners of more than ten percent of the Company's common stock, par value $0.01 per share (the "Common Stock"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Because of the complexity of the reporting rules, the Company has assumed responsibility for preparing and filing all reports required to be filed under
Section 16(a) by the Directors and Executive Officers. The Company believes that during the last fiscal year it complied with all Section 16(a) filing requirements applicable to its Directors and Executive Officers.

ITEM 11.  EXECUTIVE COMPENSATION

  Directors' Compensation

     For their services, non-employee Directors (currently nine persons) receive an annual retainer of $20,000 and $1,000 per Board meeting attended. Non-employee Directors serving on Board Committees are compensated at the rate of $600 per Committee meeting attended, with Committee Chairmen receiving an additional $1,000 per meeting attended.

     Non-employee Directors are eligible to defer all or a portion of the foregoing fees through participation in the Alumax Inc. Non-Employee Directors' Deferred Compensation Plan (as amended on September 4, 1997) (the "DCP"). Amounts deferred under the DCP are credited to a participant's account in the form of shares of Common Stock. Additional shares are credited to such account as and to the extent dividends are paid on the Common Stock. A distribution will be made to a participant upon termination of his or her directorship or, if he or she so elects, on any January 1 occurring thereafter in a lump sum or in installments. The DCP also contains a subplan that allowed certain Directors to roll over to the DCP certain payments from a retirement plan and a deferred compensation plan maintained by Amax. The DCP provides for accelerated cash distributions in the event of a Change in Control (as defined therein) of the Company. The Board of Directors may suspend or discontinue the DCP at any time and may amend the DCP from time to time.

     Under the Alumax Inc. Non-Employee Directors' Stock Compensation Plan (as amended on October 3, 1996) (the "Stock Compensation Plan"), each Director who is not an employee of the Company, its subsidiaries or affiliates is granted an option to acquire 10,000 shares of Common Stock on the first Thursday in December following his or her election to the Board. The exercise price of the option is equal to the fair market value of the shares at the time the option is granted. All options granted vest at the rate of one-third per year and are exercisable for a period of ten years following the date of grant. Payment of the option exercise price may be made in cash, by delivery of shares of Common Stock already owned by the Director for at least six months or any combination of the foregoing. Special vesting provisions apply in the case of certain terminations of service as a non-employee Director. In addition, under current Stock Compensation Plan provisions, each non-employee Director serving as such on February 1 of each year is awarded 1,250 shares of Common Stock. A non-employee Director is entitled to defer receipt of any such shares. All shares so deferred are credited to a deferred stock account maintained by the Company for the benefit of the participating non-employee Director. A participant may elect to have his or her account balance distributed as soon as reasonably practicable following cessation of Board service or on January 1 over a specified number of years after the participant ceases to be a member of the Board. Distributions under the Stock Compensation Plan will be made in the form of whole shares of Common Stock, with a cash payment for any fractional share interest. The Board of Directors may discontinue the Stock Compensation Plan at any time or may amend it from time to time. Special vesting and cash-out provisions apply to options and shares granted under the Stock Compensation Plan in the event of a Change in Control (as defined therein) of the Company.

  Executive Compensation

     The following table sets forth certain information concerning compensation paid by the Company during each of the last three years to the Company's Chief Executive Officer and the four other most highly compensated Executive Officers of the Company, based on salary and bonus earned in respect of the 1997 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                            COMPENSATION
                                         ANNUAL                                         ---------------------
                                      COMPENSATION                                      SECURITIES
                                  ---------------------   OTHER ANNUAL    RESTRICTED    UNDERLYING     LTIP      ALL OTHER
                                   SALARY      BONUS      COMPENSATION   STOCK AWARDS    OPTIONS     PAYOUTS    COMPENSATION
NAME AND POSITION          YEAR     ($)         ($)          ($)(A)         ($)(B)        (#)(C)      ($)(D)       ($)(E)
-----------------          ----   --------   ----------   ------------   ------------   ----------   --------   ------------
Allen Born...............  1997   $875,000   $1,312,500     $129,686       660,625            --     $687,563     $ 97,397
  Chairman and CEO(F)      1996    800,000      797,100       39,602       670,000       687,800           --      101,693
                           1995    750,000      504,900           --       563,750        65,000           --       84,914
Thomas G. Johnston.......  1997    329,001      480,000      213,301       669,647        44,400           --       53,742
  President and COO(G)
Jay M. Linard............  1997    248,669      217,000           --       108,531        21,000           --       42,869
  Senior Vice President
    and                    1996    203,317      134,300           --        87,100        14,375           --       17,978
  Group Executive(H)
Robert P. Wolf...........  1997    207,500      189,000           --       100,038        16,300       89,063       35,956
  Senior Vice President
    and                    1996    176,400      105,600           --        67,000        11,500           --       19,060
  General Counsel          1995    168,000       62,400           --        60,500         8,000           --       18,670
Eugene R. Greenberg......  1997    231,000      202,300       43,796       108,531        14,375           --       38,562
  Vice President(I)        1996    190,949      156,500       31,037        87,100        29,375           --       17,559

---------------

(A) "Other Annual Compensation" consists of perquisites and other personal benefits paid by the Company on behalf of the following named Executive Officers in 1997: total perquisites in the amount of $129,686 for Mr. Born, including $51,774 for financial counseling and $44,909 for tax gross-ups; total perquisites in the amount of $213,301 for Mr. Johnston, including $83,369 for relocation expenses and $89,149 for tax gross-ups; and total perquisites in the amount of $43,796 for Mr. Greenberg, including $18,062 for relocation expenses and $15,747 for tax gross-ups. The dollar value of perquisites and other personal benefits for Messrs. Linard and Wolf were less than established reporting thresholds.
(B) Amounts for 1997, 1996 and 1995 represent the value attributable to performance-based restricted stock units awarded under the Company's Long Term Incentive Plan for Key Executives (the "Long Term Plan"). Each such unit is equivalent to one share of Common Stock. The units have been valued using the closing price of the shares of Common Stock on the New York Stock Exchange on the date of the award. At December 31, 1997, the number and value of the units held by the Executive Officers shown in the table above, using for valuation purposes the closing price of the Common Stock on the New York Stock Exchange on such date, were as follows: Mr. Born -- 58,000 units valued at $1,986,500; Mr. Johnston -- 19,650 units valued at $673,013; Mr. Linard -- 5,475 units valued at $187,519; Mr. Wolf -- 6,850 units valued at $234,613; and Mr. Greenberg -- 5,475 units valued at $187,519. Holders of restricted stock units have been granted dividend equivalents which entitle them to receive dividends at the same time and at the same rate as holders of the Common Stock.
(C) The amounts shown in this column represent the number of non-qualified stock options granted under the Long Term Plan, including the grant of 687,800 non-qualified stock options to Mr. Born in December 1996 pursuant to his amended employment agreement. For additional information concerning Mr. Born's employment agreement, see "Executive Employment and Separation Agreements".
(D) The amounts shown in this column represent the amounts paid by the Company to the named Executive Officers upon vesting of restricted stock units awarded under the Long Term Plan for the three-year performance period ended December 31, 1996.
(E) The amounts shown in this column for 1997 represent (i) Company matching contributions on behalf of the named Executive Officers to the Alumax Inc. Thrift Plan for Salaried Employees, as well as amounts credited to the accounts of such Executive Officers under the Alumax Inc. Excess Benefit Plan

     (the "Excess Plan") described below, (ii) the dollar value of the benefit to the named Executive Officer of the interest-free use of Company paid premiums (including a term insurance portion which is paid for by the Company) from the current year to the earliest projected date the premiums can be refunded to the Company for split dollar life insurance, and (iii) disability insurance premiums paid by the Company on behalf of the named Executive Officers. The table below sets forth this information in greater detail.

                                                                                                DISABILITY
                                                              THRIFT PLAN     LIFE INSURANCE    INSURANCE
     NAME                                                    CONTRIBUTIONS   RELATED BENEFITS    PREMIUM
     ----                                                    -------------   ----------------   ----------
     Allen Born............................................     $39,375          $43,345         $14,677
     Thomas G. Johnston....................................      13,125           33,390           7,227
     Jay M. Linard.........................................      11,257           26,751           4,861
     Robert P. Wolf........................................       9,338           21,783           4,835
     Eugene R. Greenberg...................................      10,395           23,122           5,045

---------------

(F) Mr. Born has an employment agreement with the Company which expires on December 31, 1999 and which establishes his minimum annual base salary at $800,000, subject to periodic review. The agreement also provides for awards of stock options and stock units, all of which have been granted. For additional information concerning Mr. Born's employment agreement, see "Executive Employment and Separation Agreements".
(G) Mr. Johnston joined the Company in 1996 and was elected Executive Vice President in March 1997. In December 1997, he was elected President and Chief Operating Officer of the Company. At that time, Mr. Johnston entered into an employment agreement with the Company which expires on December 31, 2002 and which establishes his minimum annual base salary at $500,000, subject to periodic review. The agreement also provides for awards of stock units, all of which have been granted. For additional information concerning Mr. Johnston's employment agreement, see "Executive Employment and Separation Agreements".
(H) Mr. Linard joined the Company in 1996 and was elected a Vice President of the Company in December of that year. In September 1997, he was elected Senior Vice President and Group Executive of the Company.
(I) Mr. Greenberg joined the Company in 1996 and was elected a Vice President of the Company in December of that year.

     Pension Benefits. The Retirement Plan for Salaried Employees of Alumax Inc. and its Subsidiaries (the "Pension Plan") is a defined benefit retirement plan with pensions paid in accordance with a formula based upon final pay and service. Participants become entitled to accrued benefits under the Pension Plan after they complete five years of continuous service. Accrued benefits are determined on the basis of a participant's years of credited service, which includes all continuous service prior to his or her normal retirement date. The basic benefit formula provides an annual retirement allowance equal to 1 7/8 percent of the average of the participant's three highest annual rates of compensation prevailing on January 1 during any of the last ten years of credited service multiplied by the number of years of credited service up to and including ten years, plus 1 3/4 percent of such average multiplied by the number of years of credited service over ten years, less certain adjustments for Social Security benefits, with a minimum benefit of $21 per month multiplied by the number of years of credited service. In those cases where the amounts payable under the Pension Plan exceed the annual pension limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), such excess will be paid from the Excess Plan.

     The table below shows the estimated annual retirement benefits, before any applicable offset for Social Security benefits, that would be payable to participants in the Pension Plan at normal retirement (age 65) on a straight life annuity basis. Optional forms of benefit payments are available. Benefits payable under the Pension Plan are also subject to reduction to the extent that participants receive payments pursuant to certain Company (or Amax) sponsored pension or retirement plans that have been suspended, discontinued or otherwise terminated and in certain other circumstances. As noted above, benefits under the Pension Plan are limited to the extent prescribed by the Code, and any amounts in excess of such limitations will be paid pursuant to the Excess Plan. Accordingly, the amounts shown in the table reflect the aggregate of payments under both the Pension Plan and the Excess Plan.

                               PENSION PLAN TABLE

                                   ESTIMATED ANNUAL PENSION FOR REPRESENTATIVE YEARS OF CREDITED SERVICE
 HIGHEST THREE-YEAR    ---------------------------------------------------------------------------------------------
AVERAGE COMPENSATION      5          10         15         20          25           30           35           40
---------------------  --------   --------   --------   --------   ----------   ----------   ----------   ----------
      $ 250,000        $ 23,438   $ 46,875   $ 68,750   $ 90,625   $  112,500   $  134,375   $  156,250   $  178,125
        500,000          46,875     93,750    137,500    181,250      225,000      268,750      312,500      356,750
        750,000          70,313    140,625    206,250    271,875      337,500      403,123      468,750      534,375
      1,000,000          93,750    187,500    275,000    362,500      450,000      537,500      625,000      712,500
      1,250,000         117,188    234,375    343,750    453,125      562,500      671,875      781,250      890,625
      1,500,000         140,625    281,250    412,500    543,750      675,000      806,250      937,500    1,068,750
      1,750,000         164,063    328,125    481,250    634,375      787,500      940,625    1,093,750    1,246,875
      2,000,000         187,500    375,000    550,000    725,000      900,000    1,075,000    1,250,000    1,425,000
      2,250,000         210,938    421,875    618,750    815,625    1,012,500    1,209,375    1,406,250    1,603,125
      2,500,000         234,375    468,750    687,500    906,250    1,125,000    1,343,750    1,562,500    1,781,250
      2,750,000         257,813    515,625    756,250    996,875    1,237,500    1,478,125    1,718,750    1,959,375

     At December 31, 1997, the years of credited service under the Pension Plan for Messrs. Born, Johnston, Greenberg, Linard and Wolf were 31 years, 16 years, 6 years, 2 years and 8 years, respectively. For purposes of determining benefits under the Pension Plan, covered compensation for each of these individuals includes the amounts shown in the "Salary" and "Bonus" columns of the Summary Compensation Table with certain minor adjustments.

     As required by the terms of their respective employment agreements, the years of credited service under the Pension Plan shown above for Mr. Born includes the period from September 15, 1981 through May 31, 1985 (when he was not an employee of Amax) and for Mr. Johnston includes the period of his employment with Amax or Aztec Mining Company Limited ("Aztec") and the period April 1, 1994 through October 31, 1996 (when he was a consultant to the Company). Pursuant to an arrangement with the Company, the years of credited service under the Pension Plan indicated above for Mr. Greenberg include certain periods of service with a prior employer.

     Option Grants in the Last Fiscal Year. The following table sets forth certain information concerning non-qualified stock options granted by the Company to Messrs. Johnston, Linard, Wolf and Greenberg under the Long Term Plan during the 1997 fiscal year. No stock options were granted to Mr. Born during the 1997 fiscal year. The data in the column shown below relating to the hypothetical grant date present value of stock options granted in 1997 are presented pursuant to rules of the Commission and are calculated under the modified Black-Scholes Model for pricing options. The Company is not aware of any model or formula which will determine with reasonable accuracy a present value for stock options based on future unknown factors. The actual amount, if any, realized upon the exercise of stock options will depend upon the market price of the Common Stock relative to the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the hypothetical grant date present values of the stock options reflected in this table actually will be realized.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

                                          NUMBER OF      PERCENT OF
                                          SECURITIES       TOTAL
                                          UNDERLYING      OPTIONS       EXERCISE                 GRANT DATE
                                GRANT      OPTIONS     GRANTED TO ALL    PRICE     EXPIRATION   PRESENT VALUE
NAME                             DATE     GRANTED(A)    EMPLOYEES(B)     ($/SH)     DATE(C)        ($)(D)
----                           --------   ----------   --------------   --------   ----------   -------------
Allen Born...................        --         --           --%        $     --          --      $     --
Thomas G. Johnston...........  12/04/97     44,400          4.3          32.5625    12/04/07       501,720
Jay M. Linard................  12/04/97     21,000          2.0          32.3625    12/04/07       237,300
Robert P. Wolf...............  12/04/97     16,300          1.6          32.5625    12/04/07       184,190
Eugene R. Greenberg..........  12/04/97     14,375          1.4          32.5625    12/04/07       162,438

---------------

(A) Options granted in 1997 are exercisable upon vesting two years after the grant date.
(B)  Based on 1,024,950 options granted in total during the 1997 fiscal year.
(C) Vested options are exercisable for ten years after the grant date, subject to earlier termination in certain events related to termination of employment.
(D) The hypothetical present values on the grant date are calculated under the modified Black-Scholes Model, which is a mathematical formula used to value options traded on stock exchanges. This formula considers a number of factors in hypothesizing an option's present value. Factors used to value the above options include the Common Stock's expected volatility rate (26 percent); expected risk-free rate of return (5.78 percent); expected dividend yield (0 percent); projected time of exercise (five years); and projected risk of forfeiture over the vesting period (5 percent per year or 10 percent in total).

     Fiscal Year-End Option Values. The following table sets forth certain information concerning the number and value of exercisable and unexercisable stock options granted under the Long Term Plan at December 31, 1997 to each of the persons named in the Summary Compensation Table. Data with respect to Mr. Born also includes options awarded to him pursuant to his employment agreement. The value of exercisable and unexercisable in-the-money stock options at December 31, 1997 shown below is presented pursuant to Commission rules. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the Common Stock relative to the per share exercise price of the stock option at the time such option is exercised. There is no assurance that the values of exercisable and unexercisable in-the-money stock options reflected in this table will be realized.

                         FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES        VALUE OF EXERCISABLE AND
                                                   UNDERLYING EXERCISABLE AND       UNEXERCISABLE IN-THE-
                                                       UNEXERCISABLE STOCK         MONEY STOCK OPTIONS AT
                                                   OPTIONS AT FISCAL YEAR-END       FISCAL YEAR-END($)(A)
                                                   ---------------------------   ---------------------------
NAME                                               EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                               -----------   -------------   -----------   -------------
Allen Born.......................................    867,636        575,077       6,216,681           --
Thomas G. Johnston...............................         --         50,400              --       87,675
Jay M. Linard....................................         --         35,375              --       65,984
Robert P. Wolf...................................     28,000         27,800         160,500       51,944
Eugene R. Greenberg..............................         --         43,750              --       54,805

---------------

(A) Based on a price of $34.25, the per share closing price of the Common Stock on the New York Stock Exchange on December 31, 1997.

     Performance-Based Restricted Stock Units Awarded in the Last Fiscal
Year. The table below indicates the number and value of performance-based restricted stock units (with dividend equivalents) awarded in the 1997 fiscal year under the Long Term Plan to each of the persons named in the Summary Compensation Table. Each unit is equivalent to one share of Common Stock. Units ordinarily vest after a ten-year service period. Accelerated vesting and payment of all or a portion of the units may occur on completion of a three-year performance period ending December 31, 1999, provided that certain performance goals established by the Human Resources and Compensation Committee of the Board of Directors for such period based on corporate cumulative net income are achieved. To the extent these goals are not met and accelerated vesting does not occur, the units vest and will be paid out on completion of the ten-year service period. The value attributable to units awarded in 1997 to each of the persons named in the Summary Compensation Table is reflected in the "Restricted Stock" column for 1997 of such Table.

    PERFORMANCE-BASED RESTRICTED STOCK UNITS AWARDED IN THE LAST FISCAL YEAR

                                                                 NUMBER OF           VALUE
                                                              RESTRICTED STOCK     OF UNITS
NAME                                                           UNITS AWARDED     AWARDED($)(A)
----                                                          ----------------   -------------
Allen Born(B)...............................................       17,500           660,625
Thomas G. Johnston(B).......................................        5,750           217,063
Jay M. Linard...............................................        2,875           108,531
Robert P. Wolf..............................................        2,650           100,038
Eugene R. Greenberg.........................................        2,875           108,531

---------------

(A) Based on a price of $37.75, which represents the per share closing price of the Common Stock on the New York Stock Exchange on the date of award.
(B) Does not include data pertaining to stock units awarded to Messrs. Born and Johnston pursuant to their employment agreements. See "Executive Employment and Separation Agreements".

  Report of the Human Resources and Compensation Committee on Executive Compensation

     Compensation Policies Applicable to Executive Officers. The Human Resources and Compensation Committee of the Board of Directors (the "Committee"), comprised entirely of outside Directors who are not former or current officers or employees of the Company or any of its subsidiaries, is responsible for establishing, implementing, administering and monitoring the Company's strategy, policies and plans for executive development, succession planning and compensation. The Company's strategy is to (i) attract high-caliber managerial and technical talent at both the entry and mid-career levels to meet the organization's human resources needs, (ii) assess and develop such talent to succeed to key positions throughout the Company and its subsidiaries,
(iii) select and retain top-performing executives at the corporate level and in each of the subsidiaries, (iv) provide compensation opportunities that are fair and competitive with those provided by comparable organizations, as well as cost-effective and tax efficient, and (v) motivate and reward its executives based on corporate, subsidiary, business unit and individual annual and long-term business performance, strategic progress and the creation of stockholder value.

     In accordance with its responsibilities, at the beginning of the year, the Committee reviews the Company's overall corporate mission, strategy and objectives. These form the basis both for supporting corporate, subsidiary and business unit annual profit plan goals which are subject to Board and Committee review and approval at year-start, and for Executive Officer performance initiatives. Based on this review, the Committee, in its sole discretion, determines the Company's total compensation structure for the year, including the elements and level of compensation opportunities and the variable portion of "at risk" pay for performance and equity participation in light of industry conditions and marketplace pay levels and practices. At year-end, results achieved and strategic progress at the corporate, subsidiary, business unit and individual levels are assessed by the Committee, relative to previously approved goals, taking into consideration prevailing economic and business conditions and opportunities, performance by comparable organizations, and stockholder value.

     In establishing the Company's executive compensation structure and program, the Committee also takes into account current market data and compensation trends for comparable companies, evaluates corporate performance relative to a selected peer group, and considers the overall effectiveness of the program in measuring and rewarding desired performance levels.

     The Committee has been assisted in its review and evaluation by Pearl Meyer & Partners, Inc., executive compensation consultants retained by the Committee to serve as outside experts in the discharge of its responsibilities. The consultants provide data to the Committee with respect to the compensation paid to Chief Executive Officers and other Executive Officers of comparable organizations as well as information on current and evolving practices. Compensation levels for Executive Officers are benchmarked to the outside market utilizing information drawn from a direct survey conducted by the outside consultants and from proxy materials of the comparator companies, including (i) the three major aluminum companies that comprise the Standard & Poor's Aluminum Index appearing in the Common Stock Performance Graph, (ii) two other major aluminum businesses and (iii) other organizations of similar size in related industries regarded as the marketplace for critical management talent at Alumax. Based on this information, the Committee evaluates the reasonableness, fairness and competitiveness of the Company's executive compensation program.

     Total compensation for target performance is generally positioned in the mid-range of the comparator group with salaries which are slightly below average and variable annual incentives and equity-based, long-term incentive opportunities which are above average. Therefore, actual annual and long-term compensation levels, which are based on performance relative to aggressive goals, will vary from year to year below and above those of the comparator group.

     The compensation program for the Company's Chief Executive Officer and other Executive Officers is comprised of three major elements:

          1. BASE SALARIES: Ranges are established relative to the competitive marketplace at the appropriate level. Placement within base salary ranges reflects the individual performance and contribution of each Executive Officer to the business, the level of the executive's experience and overall corporate financial circumstances. Base salaries are generally subject to annual review for adjustment by the Committee. Recommendations are provided by the Chief Executive Officer after an annual performance evaluation of each executive. The salary of the Chief Executive Officer was set pursuant to the terms of an employment contract which was entered into at the time the Company became an independent, public corporation in November 1993, was amended in December 1996 and is described under "Executive Employment and Separation Agreements." The contract provides for a minimum salary that is subject to future review and possible upward adjustment by the Committee. The Chief Executive Officer's salary was increased in December 1996 to an annual rate of $875,000, effective January 1, 1997, a 9.6 percent increase over the prior year.

          2. ANNUAL INCENTIVE: Executive Officers participate in the Annual Incentive Plan (the "Annual Plan") under which annual incentive awards are generally made in cash. Each Executive Officer is assigned performance goals and an annual incentive award opportunity based on position responsibilities. For the named Executive Officers, 1997 target award opportunities ranged from 50 percent to 75 percent of base salary, with the latter percentage applicable only to the Chief Executive Officer. For 1997, performance goals included corporate net income for all Executive Officers, and subsidiary or business unit earnings from operations for those Executive Officers who also have subsidiary or business unit responsibilities. Achievements related to individual, subsidiary and/or business unit performance goals were included in 1997 annual incentive determinations for Executive Officers other than the Chairman and the Executive Vice President (currently the President and Chief Operating Officer), whose annual incentives are based 100 percent on corporate net income performance. Performance weightings for other Executive Officers ranged from 40 percent to 75 percent on corporate net income and 25 percent to 60 percent on individual, subsidiary and/or business unit performance goals.

     The Committee set highly aggressive performance goals for 1997 annual incentive awards, and Executive Officers, including the CEO, received annual incentive awards, which, on average, exceeded target, in recognition of Company performance well in excess of its financial goals. The Committee believes that public disclosure of the various performance and financial goals set under the Annual Plan in respect of the 1997 fiscal year would adversely affect the Company's competitive posture and, for this reason, such information has been omitted from this report.

     1997 was a good performance year for Alumax from an operating perspective and underscores the Company's positive earnings and cash flow momentum. The Company generated sales of approximately $2.9 billion on aluminum shipments of approximately one million metric tons. Operating earnings increased 26% in 1997 to $293.0 million compared with operating earnings in 1996 of $231.9 million, principally as a result of higher average aluminum prices. The benefit of higher average prices was offset by a decrease in external shipments and costs associated with reorganization efforts at the Company's semi-solid forging operations. Net earnings for 1997 of $33.7 million (which include a $108.6 million charge relating to an adverse decision rendered by the United States Tax Court in September 1997) compared with net earnings of $250.0 million in 1996 (which included after-tax gains from asset sales of $140.4 million).

     The Company also designed and implemented a new value measurement system for use in management incentive compensation beginning in 1998 to more effectively link the level of incentive compensation to the creation of stockholder value.

          3. EQUITY PARTICIPATION: Grants in the form of stock options and long-term performance-based stock awards are designed to strengthen the coincidence of interest of Executive Officers and the stockholders in the Company's growth in real value over the long term. Stock options, which were awarded to Executive Officers under the Long Term Plan, are exercisable, subject to vesting, for ten years from date of grant and vest 100 percent two years from date of grant, after which they are exercisable during the remaining eight years of future service.

     Stock option grants are generally made annually to Executive Officers, including the Chief Executive Officer, at option prices equal to 100 percent of fair market value at the date of grant. No options were granted to the Chief Executive Officer in 1997. Stock option grants, as well as long-term performance related stock award opportunities granted to Executive Officers, are made by the Committee on a discretionary basis within a guideline range that takes into account the position responsibilities of each individual Executive Officer and competitive practice. Such grants reflect the relative value of the individual's position, as well as the current performance, continuing contribution and prospective impact of the Executive Officer on the Company's future success and creation of long term stockholder value. The Committee does not consider stock holdings, prior option grants or the appreciation thereon when making future option award determinations.

     Long-term performance-related stock ownership opportunities, which provide executives with an immediate "at risk" equity interest in the Company, are generally granted annually to Executive Officers, including the Chief Executive Officer, under the Company's Long Term Plan, with such grants in the form of performance-based restricted stock units with dividend equivalents ("PARS"). All, a portion or none of the PARS may be earned out earlier than their ten year vesting period in shares of Common Stock upon completion of successive three-year performance periods to the extent that predetermined objectives have been attained. The Committee established corporate cumulative net income objectives for the performance period ending December 31, 1999 in connection with PARS awards made in March 1997. The Committee believes, however, that public disclosure of such forecast results would adversely affect the Company's competitive posture and, for this reason, such information has been omitted from this report. PARS awards may be deferred, accelerated or otherwise adjusted in the sole discretion of the Committee based on strategic and comparative performance assessment or other factors deemed relevant by the Committee. As an incentive for the Executive Officers to remain in the employ of the Company, earnout of those shares not accelerated by performance, if any, is contingent upon completion of an additional seven years of future service. Such shares may be delivered on an accelerated basis or forfeited as determined by the Committee in the event of certain terminations.

     Like stock option grants, PARS awards are made by the Committee within a guideline range that takes into account the position responsibilities, current performance and future potential of each individual Executive Officer, including the Chief Executive Officer, and competitive practice. The Committee does not consider stock holdings, prior option and PARS grants or the appreciation thereon when making PARS award determinations.

     Tax Considerations. As noted above, the Company's executive compensation strategy is to be cost-effective and tax efficient. Section 162(m) of the Code limits the tax deduction to $1 million for compensation paid to the named proxy officers unless certain requirements are met. One of the requirements is that compensation over $1 million must be based upon attainment of performance goals approved by stockholders. The Annual Plan and the Long Term Plan, which were approved by stockholders at the 1995 Annual Meeting, are designed to meet these requirements. The Committee's policy is to preserve corporate tax deductions attributable to the compensation of certain executives while maintaining flexibility to approve, when appropriate, compensation arrangements which it deems to be in the best interests of the Company and its stockholders, but which may not always qualify for full tax deductibility.

     Basis for the Compensation of the Chief Executive Officer. The Chief Executive Officer participates in the Company's executive compensation program discussed above on substantially the same basis as other participants. It should be noted that all the Executive Officers of the Company, including the Chief Executive Officer, participate in the same program for base salary, annual incentive and stock option grants as middle and lower-level management, professional and salaried employees of the Company and its subsidiaries.

     Approximately 80 percent of the Chief Executive Officer's total compensation at target performance is based on corporate financial performance as measured by annual and long-term net income and on total return to stockholders as measured by stock price appreciation.

     The Chief Executive Officer was employed by Alumax's predecessor, Amax. He became employed by Alumax at the time it became an independent, public corporation under an employment agreement entered into in November 1993 and amended in December 1996, the terms of which are described separately under "Executive Employment and Separation Agreements." As noted earlier, the Chief Executive Officer's salary from Alumax is determined under his employment contract.

     Under the Chief Executive Officer's leadership in 1997, Alumax met or exceeded its objectives and took further steps to position the Company as a major factor in the aluminum industry. During 1997, significant progress was made in implementing the Company's strategic plan to strengthen its balance sheet, enhance stockholder value and position the Company for future growth. In 1997, the Company continued its growth and expansion efforts through additional capital investments in its operations and other major initiatives including a performance improvement plan designed to achieve further gains in productivity and operating cost efficiencies.

     As previously indicated, the Chief Executive Officer's salary was increased in December 1996 to an annual rate of $875,000, effective January 1, 1997. With respect to 1997, he received an annual incentive award of $1,312,500 in recognition of the Company's strong operating performance. In addition, his PARS were awarded at 10% above guideline level. No stock options were awarded to the Chief Executive Officer in December 1997 due to the special "Additional Option" granted in December 1996 in consideration of his agreement to extend his employment to December 31, 1999.

     As the Company moves forward in its efforts to enhance stockholder value, the Committee will continue to review, monitor and evaluate the Company's program for executive compensation to assure that it is internally effective in support of the Company's strategy, is competitive in the marketplace to attract, retain and motivate the talent needed to succeed, and appropriately rewards performance on behalf of the Company's stockholders.

     Members of the Human Resources and Compensation Committee:

              Paul W. MacAvoy, Chairman
              J. Dennis Bonney
              Harold Brown
              Pierre Des Marais II
              Anne Wexler

  Common Stock Performance Graph

     The following graph compares the cumulative total return on $100 invested on November 4, 1993 in each of the Common Stock of the Company, the Standard & Poor's 500 Index and the Standard & Poor's Aluminum Index. The return of the Standard & Poor's indices is calculated assuming reinvestment of dividends. The Company has not paid any Common Stock dividends to date. The graph covers a period commencing November 4, 1993, when the Company's Common Stock began trading on the New York Stock Exchange on a "when issued" basis. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

        Measurement Period                             Standard & Poor's  Standard & Poor's
      (Fiscal Year Covered)            Alumax Inc.         500 Index       Aluminum Index
11/4/93                                         100.0              100.0              100.0
12/31/93                                        116.2              102.2              103.5
12/31/94                                        153.4              103.5              126.9
12/31/95                                        165.5              142.4              156.4
12/31/96                                        181.0              160.0              188.1
12/31/97                                        185.1              213.0              191.6

  Executive Employment and Separation Agreements

     The Company has entered into certain employment agreements, termination of employment and change in control agreements, as more fully described below.

     Employment Agreement with Allen Born. An Employment Agreement with Mr. Born (the "Born Agreement"), which became effective November 15, 1993 and which was amended and restated on December 5, 1996, provides for his employment through December 31, 1999, unless terminated by either party. Among other things, in consideration of Mr. Born's waiver of a $5.2 million cash payment for severance and pension credit due under a prior employment agreement with Amax, the Born Agreement provides for the grant to Mr. Born directly, and not pursuant to the Long Term Plan, of options to purchase 532,712 shares of Common Stock at a per share exercise price of $23.6115 and stock units to be paid out in the form of 113,673 shares of Common Stock valued at $23.6115 per share. Such options and units vest over a five-year period beginning November 15, 1994 at the rate of 20 percent per year, but will vest earlier in the event of, among other things, a Change in Control (as defined in the Born Agreement) of the Company.

     In consideration of Mr. Born's consent to extend his employment to December 31, 1999, his employment agreement, which otherwise would have expired in December 1996, was amended and restated on December 5, 1996. The Born Agreement establishes Mr. Born's minimum annual base salary of $800,000 after January 1, 1997, subject to periodic review, and also provides for an additional grant of options to purchase 697,800 shares of Common Stock under the Long Term Plan which are exercisable for a term of six years from date of grant at the following times and prices: (i) 229,767 shares became exercisable on November 15, 1997, at a per share exercise price of $32.125 (the closing price of the Common Stock on the New York Stock Exchange on December 5, 1996); (ii) 229,267 shares become exercisable on November 15, 1998, at a per share exercise price of $36.125; and (iii) the remaining 229,266 shares become exercisable on November 15, 1999, at a per share exercise price of $40.125. The additional stock options will vest earlier in the event of, among other things, a Change in Control (as defined in the Born Agreement) of the Company.

     The Born Agreement also provides for a supplemental pension benefit under the Pension Plan and the Excess Plan equal to the difference between (a) the actual benefits to be received under such plans and (b) the benefits he would have received under such plans if the period from September 15, 1981 through May 31, 1985 (when he was not an employee of Amax) were included in his years of credited service under these plans. To compensate Mr. Born for deferring his retirement and the reduced pension benefits resulting from such deferral, his agreement was amended to further provide that the Company will pay Mr. Born the lump sum of $1,175,876 at the time of expiration of the Period of Employment (as defined therein), in addition to, and without offset of, the benefits otherwise payable to him. Such additional payment will be made on a prorated basis in the event of, among other things, a Change in Control (as defined in the Born Agreement) of the Company.

     The Born Agreement provides that Mr. Born will be paid termination compensation if his employment is terminated by the Company due to, among other reasons, a Change in Control of the Company. Such termination compensation includes (i) a cash payment equal to his monthly compensation based upon his then current annual salary plus his target award under the Annual Plan multiplied by the number of full and fractional years remaining between the date of termination and December 31, 1999; (ii) a pro rata portion of his target award under the Annual Plan, determined on the assumption that all applicable performance objectives have been met; (iii) vesting and payment in cash of the value of all previously granted performance accelerated restricted stock awards under the Long Term Plan; (iv) maintenance of all insurance plans in effect for Mr. Born until December 31, 1999, or until the commencement of equivalent benefits from a new employer; (v) for a period terminating on the earlier of three years after termination or the commencement of equivalent benefits from a new employer, third-party professional financial and tax advisory services; and
(vi) for a period terminating one year after the date of termination of employment, payment of benefits equivalent on an after-tax basis to the benefits Mr. Born would have received under all employee benefit and executive compensation plans (other than stock option and incentive plans) in which he was participating immediately prior to termination, as if he had received credit for age and service under such plans during such period following termination. In the event that any such termination payment or benefits pursuant to the Born Agreement (together with any payments under any other plans, policies or arrangements) are subject to excise tax under federal tax laws, the Company will increase Mr. Born's termination payment to the extent necessary to place him in the same after-tax position as he would have had if the excise tax had not been imposed.

     Employment Agreement with Thomas G. Johnston. An Employment Agreement with Mr. Johnston (the "Johnston Agreement"), which became effective December 1, 1997, provides for his employment through December 31, 2002, unless terminated by either party. Among other things, the Johnston Agreement establishes Mr. Johnston's minimum annual base salary at $500,000, subject to periodic review, and also provides for grants of performance-based restricted stock units ("PARS"), subject to achievement of Performance Objectives (as defined therein), under the Long Term Plan as follows: (i) 7,400 units for the three-year Performance Period (as defined therein) ending December 31, 1997; and (ii) 6,500 units for the three-year Performance Period ending December 31, 1998. Each unit is equivalent to one share of Common Stock. The aforementioned PARS awards are subject to all of the terms and conditions of the Long Term Plan, including accelerated vesting and payment provisions if certain predetermined Performance Objectives for a Performance Period are met. The Johnston Agreement further provides that the PARS will vest earlier in the event of, among other things, a Change in Control (as defined in the Johnston Agreement) of the Company.

     The Johnston Agreement also provides for a supplemental pension benefit under the Pension Plan and the Excess Plan equal to the difference between (a) the actual benefits to be received under such plans and (b) the benefits Mr. Johnston would have received under such plans if the periods of employment with Amax or Aztec and the period April 1, 1994 through October 31, 1996 (when he served as a consultant to the Company) were included in his years of credited service under these plans. Any pension payments received by Mr. Johnston from Amax or Aztec will offset payments received from the Company.

     The Johnston Agreement further provides that Mr. Johnston will be paid termination compensation if, among other reasons, there is a Change in Control of the Company. Such termination compensation includes (i) a cash payment equal to 36 months of his monthly compensation based upon Mr. Johnston's then current annual salary plus his target award under the Annual Plan; (ii) a pro rata portion of certain previously granted incentive compensation awards granted under the Annual Plan, determined on the assumption that all applicable performance objectives have been met; (iii) vesting of PARS or other performance awards under the Long Term Plan; (iv) for a period terminating on the earlier of 36 months after termination or the commencement of equivalent benefits from a new employer (a) third-party professional financial and tax advisory services;
(b) the maintenance of all insurance plans then in effect for him; and (c) payment of benefits equivalent on an after-tax basis to the benefits Mr. Johnston would have received under the employee benefit and executive compensation plans (other than stock option and incentive plans) in which he was participating immediately prior to termination. The Johnston Agreement further provides that in the event that any such termination payment or benefits pursuant thereto (together with any payments under any other plans, policies or arrangements) are subject to excise tax under federal tax laws, the Company will increase Mr. Johnston's termination payment to place him in the same after-tax position as he would have had if the excise tax had not been imposed.

     Agreement with Helen M. Feeney. Pursuant to an agreement among the Company, Amax and Ms. Feeney (the "Award Substitution Agreement"), which became effective November 15, 1993, Ms. Feeney, a former Amax executive who was elected Vice President and Corporate Secretary of the Company at the time the Company became an independent, public corporation, agreed to the cancellation without payment of rights which she may have had under severance polices of Amax. The Company made an award of options and units to Ms. Feeney similar to those made under the Born Agreement. The award was made on terms substantially similar to those described above relating to the Born Agreement and provide for grants of options covering 39,250 shares of Common Stock and stock units for 8,374 shares of Common Stock to Ms. Feeney. The options and stock units granted to Ms. Feeney pursuant to the Award Substitution Agreement vest earlier in the event of, among other things, a Change in Control (as defined in the Award Substitution Agreement) of the Company.

     Other Severance Arrangements. On March 5, 1998, in connection with the review by the Company's Board of Directors of executive compensation and employee benefits in the event of a "Change in Control" of the Company and upon the recommendation of the Human Resources and Compensation Committee of the Board of Directors, the Company's Board of Directors approved certain actions described below with respect to termination and change in control arrangements of the Company.

     The Company's Board of Directors approved an amendment of the Company's Executive Separation Policy, which is applicable to all officers and other key executives of Alumax other than Mr. Born (18 employees), to (a) increase from
1.5 times to 3 times annual compensation (defined an annual salary plus annual incentive award at target) the lump sum cash payment payable in the event of termination of an employee's employment by the Company without "cause" or by the employee for "good reason" within two years following a Change in Control of the Company and (b) increase from 18 months to three years the period following the Change in Control that the Company is required to maintain certain benefits for such employees. The amendment further provides that in the event that any such termination payments or benefits (together with any payments under any other plans, policies or arrangements) are subject to excise tax under federal tax laws, the Company will increase such termination payment to put each such executive in the same after-tax position as he or she would have had if the excise tax had not been imposed.

     At the March 5, 1998 meeting, the Company's Board of Directors also approved the payment to each Director (excluding Mr. Born) of an amount in cash equal to three times the payments normally made to such Director for Board services during a year in the event of a Change in Control of the Company. Lesser amounts would be paid to two Directors whose retirement from the Board of Directors is scheduled to occur within three years of the date of the aforementioned meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Principal Stockholders

     The following table sets forth as of December 31, 1997 (i) the name of each person known by the Company, based upon filings made by such persons with the Commission or information provided by such persons to the Company, to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the total number of shares of Common Stock beneficially owned by such person and (iii) the percentage of the outstanding shares of Common Stock so owned:

                                                           AMOUNT AND
                                                           NATURE OF
                                                           BENEFICIAL        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                       OWNERSHIP           CLASS
------------------------------------                       ----------        ----------
FMR Corp. ...............................................  5,060,716(A)(B)      9.23%
  82 Devonshire Street
  Boston, MA 02109
Wellington Management Company, LLP.......................  3,525,700(C)         6.43%
  75 State Street
  Boston, MA 02109
The Capital Group Companies, Inc. .......................  3,507,703(D)         6.40%
  333 South Hope Street
  Los Angeles, CA 90071
Brandywine Asset Management, Inc. .......................  3,058,728(E)         5.59%
  3 Christina Center, Suite 1200
  201 North Walnut Street
  Wilmington, DE 19801

---------------

(A) According to information filed by FMR Corp. ("FMR") with the Commission, FMR, through its various subsidiaries, has sole voting power as to 391,499 shares, shared voting power as to 6,700 shares, sole dispositive power as to 5,053,916 shares and shared dispositive power as to 6,700 shares. Such amounts include certain shares beneficially owned by Edward C. Johnson 3rd. See Footnote B.
(B) Edward C. Johnson 3rd ("E. Johnson") is Chairman of FMR and Abigail P. Johnson ("A. Johnson") is a director of such entity. E. Johnson, A. Johnson, various family members and certain trusts form a controlling group with respect to FMR. See Footnote A. According to information filed by E. Johnson and A. Johnson with the Commission, E. Johnson has sole voting power as to 19,900 shares, shared voting power as to 6,700 shares, sole dispositive power as to 5,053,916 shares and shared dispositive power as to 6,700 shares. Such amounts included 26,700 shares that are owned directly by E. Johnson or are held in trusts either for the benefit of E. Johnson or an E. Johnson family member. A. Johnson has sole dispositive power with respect to 5,053,916 shares.
(C) According to information filed by Wellington Management Company, LLP ("WMC") with the Commission, WMC, through its subsidiary, Wellington Trust Company, N.A., has shared voting power as to 846,000 shares and shared dispositive power as to 3,525,700 shares.
(D) According to information filed by The Capital Group Companies, Inc. ("Capital") with the Commission, Capital, through its various subsidiaries, has sole voting power as to 1,702,230 shares and sole dispositive power as to 3,507,730 shares.

(E) According to information filed by Brandywine Asset Management, Inc. ("Brandywine") with the Commission, Brandywine has sole voting power as to 2,696,431 shares and sole dispositive power as to 2,696,431 shares.

  Securities Owned by Management

     The following table sets forth information concerning the beneficial ownership of shares of Common Stock, as of March 31, 1998, by each current Director and Executive Officer of the Company and by all Directors and Executive Officers of the Company as a group. No Director or Executive Officer owns more than one percent of the outstanding shares of Common Stock, except for Mr. Born who owns beneficially approximately 2.2 percent of the shares of Common Stock outstanding. Unless indicated otherwise, all shares are held directly, with each person having sole voting and dispositive power with respect to the shares owned beneficially by such person.

                                                                            SHARES OF
                                                 AMOUNT AND NATURE        COMMON STOCK
                                                   OF BENEFICIAL           ACQUIRABLE       PERCENT OF
NAME OF BENEFICIAL OWNER                           OWNERSHIP(A)         WITHIN 60 DAYS(B)     CLASS
------------------------                         -----------------      -----------------   ----------
Allen Born.....................................       303,426(C)              867,636          2.2%
J. Dennis Bonney...............................         5,500(D)                3,333            *
Harold Brown...................................        15,404(C)(D)            10,000            *
L. Don Brown...................................         5,761(D)               10,000            *
Pierre Des Marais II...........................        10,438(D)               10,000            *
James C. Huntington, Jr. ......................         8,369(D)               10,000            *
W. Loeber Landau...............................        25,032(D)               10,000            *
Paul W. MacAvoy................................        25,022(D)               10,000            *
Peter J. Powers................................             0                       0            *
Anne Wexler....................................         7,088(D)               10,000            *
Thomas G. Johnston.............................        34,722                       0            *
Jay M. Linard..................................        39,283(C)                    0            *
Robert P. Wolf.................................        13,417(C)               28,000            *
Eugene R. Greenberg............................         8,790                  15,000            *
All directors and executive officers as a
  group, including those named above (20
  persons).....................................       550,450               1,068,619          3.0%

---------------

   * Less than one percent of the Common Stock.
(A) Includes shares allocated to the individual accounts of Executive Officers under the Alumax Inc. Thrift Plan for Salaried Employees.
(B) Represents shares that may be acquired within 60 days after March 31, 1998 through the exercise of stock options.
(C)  Includes the following number of shares held indirectly in trust form:
     200,448 for Mr. Born; 106 for Mr. Harold Brown; 3,397 for Mr. Linard; and 242 for Mr. Wolf. The shares shown for Mr. Wolf also include 2,930 shares owned by his spouse.
(D) Includes the following number of shares of Common Stock held under the Alumax Inc. Non-Employee Directors' Deferred Compensation Plan and/or the Alumax Inc. Non-Employee Directors' Stock Compensation Plan: 1,250 for Mr. Bonney; 14,898 for Mr. Harold Brown; 5,761 for Mr. L. Don Brown; 7,388 for Mr. Des Marais; 5,019 for Mr. Huntington; 24,532 for Mr. Landau; 24,337 for Mr. MacAvoy; none for Mr. Powers; and 6,588 for Ms. Wexler.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain Transactions

     W. Loeber Landau, a Director of the Company, is a Partner in the law firm of Sullivan & Cromwell which, during 1997, rendered legal services to the Company and its subsidiaries.

     In connection with his relocation to the Atlanta area, the Company has arranged bridge loan financing for Eugene R. Greenberg, a Vice President of the Company, in the amount of $188,460 at an interest rate of 8.25 percent for the period from January 1, 1997 to March 31, 1997 and 8.50 percent thereafter. The entire amount of this loan remained outstanding at year-end 1997.

     On March 8, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), among Aluminum Company of America ("Alcoa"), AMX Acquisition Corp. and the Company, which provides for the acquisition by Alcoa of all of the outstanding shares of Common Stock of the Company. A copy of the Merger Agreement was filed as an exhibit to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on March 13, 1998. For a discussion of certain interests of Directors and Executive Officers in the transactions contemplated by the Merger Agreement, see "Executive Employment and Separation Agreements." For purposes of such discussion, the term "Change in Control" includes the purchase by Alcoa of 20 percent or more of the shares of Common Stock or the approval by the stockholders of the Company of the Merger Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 1998.

                                          Alumax Inc.

                                          By       /s/ HELEN M. FEENEY
                                            ------------------------------------
                                                      HELEN M. FEENEY
                                                Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 22, 1998.

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