Form 10-Q
period 1998-03-31
ALUMAX INC
filed 1998-05-15
CIK 912600

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998
                                           --------------
                                       or

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934



                         Commission file number 1-12374
                                                -------

                               [LOGO ALUMAX INC.]


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
Yes  X   No
    ---     ---

Number of shares of common stock of
registrant outstanding at April 30, 1998:                 53,866,045
--------------------------------------------------------------------

Part I.  Financial Information
Item 1.  Financial Statements

                                   ALUMAX INC.

                        CONDENSED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                               -----------------------
                                                                  1998         1997
                                                               ---------    ----------
                                                                   (In Millions,
                                                              Except Per Share Amounts)

NET SALES                                                      $   775.3    $    701.8
                                                               ---------    ----------
Cost and expenses:
     Cost of goods sold..............................              582.0         545.6
     Selling and general.............................               61.5          60.9
     Depreciation and amortization...................               39.3          37.1
     Alcoa merger costs..............................                2.5             -
                                                               ---------    ----------
                                                                   685.3         643.6
                                                               ---------    ----------

EARNINGS FROM OPERATIONS.............................               90.0          58.2

Other income (expense), net..........................                0.3          (0.3)
Interest expense, net................................              (17.0)        (13.4)
                                                               ---------    ----------

EARNINGS BEFORE INCOME TAXES.........................               73.3          44.5

Income tax provision.................................              (29.3)        (17.8)
                                                               ---------    ----------

NET EARNINGS APPLICABLE TO COMMON SHARES.............          $    44.0    $     26.7
                                                               =========    ==========

Basic earnings per common share......................          $    0.82    $     0.49
                                                               =========    ==========
Diluted earnings per common share....................          $    0.81    $     0.48
                                                               =========    ==========

Weighted average basic shares outstanding............               53.5          54.8
                                                               =========    ==========
Weighted average diluted shares outstanding..........               54.6          55.8
                                                               =========    ==========


   The accompanying notes are an integral part of these financial statements

                                   ALUMAX INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

                                                                   March 31,           December 31,
                                                                     1998                  1997
                                                                   ---------           ------------
                                                                       (Millions of Dollars,
                                                                      Except Per Share Amounts)
                              ASSETS
Current Assets:
     Cash and equivalents.....................................     $    47.9            $    27.0
     Accounts receivable, less allowance
        for doubtful accounts
        (1998-$12.4; 1997-$13.2)..............................         468.3                487.1
     Inventories..............................................         495.5                533.8
     Other current assets.....................................         102.5                118.4
                                                                   ---------            ---------
        Total current assets..................................       1,114.2              1,166.3
                                                                   ---------            ---------
Noncurrent Assets:
     Property, plant and equipment at cost,
        less accumulated depreciation
        and amortization (1998-$1,314.6; 1997-$1,320.0).......       2,014.4              2,026.9
     Other assets.............................................         263.7                259.8
                                                                   ---------            ---------
        Total noncurrent assets...............................       2,278.1              2,286.7
                                                                   ---------            ---------
TOTAL ASSETS..................................................    $  3,392.3            $ 3,453.0
                                                                  ==========            =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ........................................     $   140.1            $   145.3
     Accrued liabilities......................................         229.7                220.3
     Current maturities of long-term debt.....................          57.6                 46.4
                                                                   ---------            ---------
        Total current liabilities.............................         427.4                412.0
                                                                   ---------            ---------
Noncurrent Liabilities:
     Long-term debt...........................................         831.9                955.6
     Other noncurrent liabilities.............................         463.8                463.7
                                                                   ---------            ---------
        Total noncurrent liabilities..........................       1,295.7              1,419.3
                                                                   ---------            ---------

Commitments and Contingencies

Stockholders' Equity:
     Common stock of $.01 par value...........................           0.6                  0.6
     Paid-in capital..........................................         942.1                935.8
     Retained earnings........................................         802.0                758.0
     Accumulated other comprehensive income...................         (16.4)               (13.6)
     Common stock in treasury, at cost........................         (59.1)               (59.1)
                                                                  ----------            ---------
        Total stockholders' equity............................       1,669.2              1,621.7
                                                                  ----------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................    $  3,392.3            $ 3,453.0
                                                                  ==========            =========


   The accompanying notes are an integral part of these financial statements

                                   ALUMAX INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             For the Three Months Ended
                                                                                        March 31,
                                                                             --------------------------
                                                                                1998              1997
                                                                             --------           -------
                                                                                (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings .................................................          $   44.0           $  26.7
     Reconciliation of net earnings to net cash provided by
       operating activities:
        Depreciation and amortization..............................              39.3              37.1
        Provision for doubtful accounts............................               0.5               0.7
        (Gain) loss on sales of assets.............................               0.1              (2.2)
        Deferred income taxes......................................              26.0               6.3
        Other noncash items........................................               6.3               6.1
        Changes in working capital.................................              53.0             (26.8)
        Net change in other noncurrent assets and liabilities......              (2.8)            (17.1)
                                                                             --------           -------
           Net cash provided by operating activities...............             166.4              30.8
                                                                             --------           -------

INVESTING ACTIVITIES:
     Dispositions..................................................               0.8               3.0
     Capital expenditures..........................................             (33.8)            (37.6)
                                                                             --------           -------
        Net cash used in investing activities......................             (33.0)            (34.6)
                                                                             --------           -------

FINANCING ACTIVITIES:
     Repayments of debt............................................            (112.5)            (18.7)
                                                                             --------           -------
           Net cash used in financing activities...................            (112.5)            (18.7)
                                                                             --------           -------

Net increase (decrease) in cash and equivalents....................              20.9             (22.5)
Cash and equivalents at beginning of year..........................              27.0              34.6
                                                                             --------           -------
Cash and equivalents at end of period..............................          $   47.9           $  12.1
                                                                             ========           =======

Supplemental Cash Flow Information:
     Income tax refunds (payments).................................          $   25.6           $  (5.3)
     Interest paid, net of amounts capitalized.....................          $  (16.2)          $ (13.7)






   The accompanying notes are an integral part of these financial statements

                                   ALUMAX INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1.  PRESENTATION

These unaudited interim condensed financial statements of Alumax Inc. ("Alumax" or the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1997. In Management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented.

NOTE 2.  PROPOSED MERGER

On March 8, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Aluminum Company of America ("Alcoa") and AMX Acquisition Corp., a wholly owned subsidiary of Alcoa ("Purchaser"), which provides for the acquisition of the Company by Alcoa in a two-step transaction. On March 13, 1998, pursuant to the Merger Agreement, Purchaser commenced a tender offer (the "Offer") to purchase up to 27,000,000 shares of common stock of the Company ("Common Stock") at a price of $50.00 per share, net to the seller in cash. The Offer, which was originally scheduled to expire on April 9, 1998 and was subsequently extended until May 7, 1998, has been further extended until June 5, 1998.

The Merger Agreement also provides that, following the purchase of the shares of Common Stock pursuant to the Offer, the Company will be merged with and into the Purchaser (the "Merger"), which will be the surviving corporation. In the Merger, each issued and outstanding share of Common Stock (other than shares purchased in the Offer or otherwise owned by Alcoa, the Purchaser, the Company, or any of their respective subsidiaries, and dissenting shares) will be converted into, and become exchangeable for, the right to receive: (i) 0.6975 of a share of common stock of Alcoa, if the Purchaser purchases at least 27,000,000 shares of Common Stock or such other number of shares which represents an absolute majority of the outstanding shares of Common Stock on a fully diluted basis (except those that are issuable upon exercise of employee or director stock options); or (ii) a combination of cash (representing a prorated portion of the cash remaining available from the Offer) and a fraction of a share of Alcoa common stock (each as described in the Merger Agreement) if the Purchaser purchases fewer shares than such absolute majority.

The Merger is subject to a number of closing conditions, including, among others, the approval of the stockholders of the Company and the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

For additional information concerning the Offer and the Merger, see the Merger Agreement which was filed as an exhibit to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9 dated March 13, 1998 and which is incorporated herein by reference.

                                   ALUMAX INC.

NOTE 3.  INVENTORIES

Components of inventories at March 31, 1998 and December 31, 1997 were:

                                                           1998        1997
                                                          ------     -------

         Raw materials ..........................         $284.3     $ 300.6
         Work in process.........................           99.3       110.7
         Finished products.......................          111.9       122.5
                                                          ------     -------
            Total................................         $495.5     $ 533.8
                                                          ======     =======

Approximately 81 percent and 78 percent of inventory at March 31, 1998 and December 31, 1997, respectively, have been determined on the LIFO cost basis. The excess of replacement cost over the LIFO basis of such inventory was approximately $63.0 and $82.6 at March 31, 1998 and December 31, 1997, respectively.

NOTE 4.  INCOME TAX PROVISION

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1998        1997
                                                          ------      ------
        Federal..................................          $23.8      $14.5
        Foreign..................................            2.6        1.5
        State....................................            2.9        1.8
                                                           -----      -----
          Total..................................          $29.3      $17.8
                                                           =====      =====

The effective tax rates for these periods differ from statutory rates because of provisions for state and foreign taxes. As a result of the tax deductible interest portion of a 1997 payment to the Internal Revenue Service related to a United States Tax Court's decision concerning an alleged income tax deficiency, the Company applied for and received federal income tax refunds of $25.2 in the first quarter of 1998 related to 1997 estimated tax payments.

                                   ALUMAX INC.

NOTE 5.  EARNINGS PER COMMON SHARE

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128,"Earnings per Share." Prior year amounts have been restated in accordance with this Statement. Basic earnings per share was computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share was computed similarly but reflects the potential dilution that could occur if options were exercised or convertible securities were converted into common stock. The following table calculates basic earnings per common share and diluted earnings per common share at March 31:

                                                          1998       1997
                                                          -----     -----
Basic earnings per common share:
     Net earnings applicable to common shares.......      $44.0     $26.7
     Average common shares outstanding..............       53.5      54.8
                                                          -----     -----
Basic earnings per common share.....................      $0.82     $0.49
                                                          =====     =====

Diluted earnings per common share:
     Net earnings applicable to common shares.......      $44.0     $26.7
     Average common shares outstanding..............       53.5      54.8
     Add - Options and performance accelerated
       restricted stock awards......................        1.1       1.0
                                                          -----     -----
     Average diluted shares outstanding.............       54.6      55.8
                                                          -----     -----
Diluted earnings per common share...................      $0.81     $0.48
                                                          =====     =====


NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation, and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or ongoing results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company. The Company's environmental reserves totaled $29.4 at March 31, 1998 and $29.6 at December 31, 1997. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves. Although the Company believes it has coverage for some environmental claims under certain insurance policies, insurance recoveries are not considered in estimating

                                   ALUMAX INC.

the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of such costs. Insurance recoveries were not considered in establishing reserves for any of these sites absent an agreement between the carriers and the Company.

Management does not anticipate that commitments, operating expenses or capital expenditures for environmental compliance through and including the next fiscal year will have a material adverse effect on the Company's financial condition or results of operations. Based on historical trends towards tighter environmental standards, it appears likely that the Company will incur additional expenditures to remain in compliance with federal and state environmental laws.

For information regarding additional commitments and contingencies, see Note 9 to the Financial Statements in the Company's 1997 Annual Report on Form 10-K.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company adopted FAS No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. Other comprehensive income (expense) for the first quarter was $(2.8) and $(4.1) for 1998 and 1997, respectively, and consisted entirely of foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; millions of dollars, except per share, per tonne and per pound amounts)

INTRODUCTION

Net earnings totaled $44.0, or $0.82 per common share for the quarter ended March 31, 1998 compared with net earnings of $26.7, or $0.49 per common share, in the quarter ended March 31, 1997. Net earnings in the three months ended March 31, 1998 included after-tax expenses of $1.5 incurred in connection with the proposed acquisition of Alumax Inc. ("Alumax" or the "Company") by Aluminum Company of America ("Alcoa"). Net earnings in the first quarter of 1997 included an after-tax gain of $1.3 on the sale of assets.

In the fourth quarter of 1997, the Company announced a performance improvement plan, with an initial target of increasing the Company's annual pretax operating earnings by approximately $100 by 1999, without regard to any changes in aluminum pricing. In April 1998, the Company announced a $75 increase in the annual pretax operating earnings performance improvement target to bring the total under the plan to $175 by the year 2000. The Company is targeting approximately $140 of the performance improvements to come from operating cost efficiencies and from actions to bring all of Alumax's operations up to a level of the Company's best practices. In addition, approximately $22 of the performance improvements are targeted to come from gains in productivity and workforce attrition. An additional $13 in charges and write-offs incurred in 1997 as part of the consolidation and action plan at the Company's semi-solid forging operations are also included in the improvement level. There are also ongoing efforts to increase the level of targeted performance improvements under the plan.

RESULTS OF OPERATIONS

Earnings from operations for the three months ended March 31, 1998 totaled $90.0, compared with operating earnings of $58.2 for the comparable 1997 period.

                                                             Three Months Ended
                                                                   March 31,
                                                            --------------------
                                                              1998         1997
                                                            -------      -------
NET SALES(1)
     Primary aluminum products......................        $ 347.4      $ 363.1
     Semi-fabricated products.......................          493.6        450.1
     Fabricated products............................          137.0        125.7
     Intercompany...................................         (202.7)      (237.1)
                                                            -------      -------
                                                            $ 775.3      $ 701.8
                                                            =======      =======
EARNINGS FROM OPERATIONS
     Aluminum processing ...........................        $ 104.4      $  70.0
     Corporate......................................          (11.9)       (11.8)
     Alcoa merger costs.............................           (2.5)          -
                                                            -------      -------
                                                            $  90.0      $  58.2
                                                            =======      =======
PRODUCTION AND SHIPMENTS (THOUSANDS OF TONNES)
Sources of metal
     Primary aluminum production....................          178.9        173.8
     Aluminum purchases.............................           93.3         95.4
                                                            -------      -------
                                                              272.2        269.2
                                                            =======      =======
Metal shipments(1)
Aluminum processing
     Primary aluminum products......................          203.5        202.8
     Semi-fabricated products.......................          172.0        157.8
     Fabricated products(2).........................           24.7         26.0
     Intercompany...................................         (122.3)      (135.1)
                                                            -------       ------
                                                              277.9        251.5
                                                            =======      =======


(1) Certain reclassifications have been made to prior years' information to conform with the 1998 presentation.

(2) Included in Fabricated products' metal shipments for the three months ended March 31, 1998 and 1997, were billet shipments of 8.4 and 10.2 thousand tonnes, respectively.

NET SALES AND SHIPMENTS

The Company generated quarterly sales of $775.3 on aluminum shipments of 277,900 tonnes in the first quarter of 1998 compared with sales of $701.8 on aluminum shipments of 251,500 tonnes in the first quarter of 1997. The increases in net sales were principally a result of increased shipments.

The London Metals Exchange (the "LME") cash price averaged $1,463 and $1,596 per tonne during the three months ended March 31, 1998 and March 31, 1997, respectively. The Company's net sales are sensitive to changes in the world pricing of primary aluminum. This price sensitivity impacts substantially all of the Company's products to varying degrees, with less impact on the more specialized and value-added products.

Primary products' net sales for the three months ended March 31, 1998 decreased four percent. This decrease was primarily attributable to a five percent decrease in average primary aluminum product pricing during the quarter due to lower LME pricing compared to the prior year.

Semi-fabricated products' net sales for the three months ended March 31, 1998 increased 10 percent on increased shipments. The increase in shipments was primarily related to the continued growth in the Company's extrusions and mill operations, mainly in the transportation and distributors markets.

Fabricated products' net sales for the three months ended March 31, 1998 increased nine percent on decreased shipments. The increase in net sales was due to improved pricing and increased shipments in the Company's architectural operations, offset in part by lower secondary aluminum shipments.

COSTS AND EXPENSES

The Company's costs and expenses were $685.3 for the three months ended March 31, 1998 compared with costs and expenses of $643.6 for the three months ended March 31, 1997. Included in 1998 were $2.5 in merger costs related to the pending merger with Alcoa. The increase was primarily due to increased shipments, partially offset by $20.7 in savings realized in the first quarter of 1998 under the performance improvement plan.

Cost of goods sold increased seven percent in the three months ended March 31, 1998 versus the comparable 1997 period. The increase was the result of higher shipments from the Company's extrusions, foils and mill operations. As a percentage of sales, cost of goods sold decreased from 77.7 percent to 75.1 percent, primarily due to savings realized under the performance improvement plan.

Selling and general expenses remained relatively flat in the three months ended March 31, 1998 in comparison with the same period of the prior year.

Depreciation and amortization increased six percent in the three months ended March 31, 1998 versus the comparable 1997 period. These increases were commensurate with the Company's historical level of capital spending.

OTHER ITEMS AFFECTING NET EARNINGS

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 1998, was $0.3 compared with $(0.3) for the same period in 1997.

Interest Expense, Net

Gross interest expense was $18.9 for the three months ended March 31, 1998, an increase of $4.0 from the comparable period in 1997. This increase was a result of higher average borrowings, offset slightly by a decrease in the Company's average borrowing interest rate. Interest income was $1.4 for the three months ended March 31, 1998, compared with $0.6 for the same period in 1997. Capitalized interest was $0.5 for the three months ended March 31, 1998, compared with $0.9 for the same period in 1997.

Income Taxes

The income tax provision for the three months ended March 31, 1998 was $29.3, compared with $17.8 for the same 1997 period. The effective tax rates for these periods differ from statutory rates because of provisions for state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operations provided $166.4 and $30.8 of cash during the first three months of 1998 and 1997, respectively. Increased cash flows during 1998 were directly related to the increase in earnings from operations and changes in working capital. Changes in working capital of $53.0 during the first quarter of 1998 included a reduction in inventory levels of $38.3 and a reduction of accounts receivable of $18.3 due to improved collections. Also included in the change in working capital is a federal income tax refund. As a result of the tax deductible interest portion of a 1997 payment to the Internal Revenue Service related to a United States Tax Court's decision concerning an alleged income tax deficiency, the Company applied for and received federal income tax refunds of $25.2 in the first quarter of 1998 related to 1997 estimated tax payments. These cash flows from working capital are offset by a $28.8 decrease in other working capital.

Investing Activities

Cash used by investing activities was $33.0 for the three months ended March 31, 1998, compared with $34.6 of cash used in the first three months of 1997. Capital expenditures were $33.8 during the first three months of 1998 compared with $37.6 in the first three months of 1997.

Additionally, during 1996, the Company entered into a joint venture with Yunnan Aluminum Processing Factory (the "Joint Venture") in Kunming, China, for the annual production of 8,000 to 10,000 tonnes of light-gauge aluminum foil for China's packaging market. As of March 31, 1998, the Company had invested $31 of cash in the Joint Venture, including $7 invested in the first quarter of 1998. The Company intends to invest an additional $7 by the end of the third quarter of 1998. Total capital spending in 1998, including investments in the Joint Venture, is expected to be approximately $170.

Financing Activities

Cash used in financing activities was $112.5 in the first three months of 1998, compared with cash used of $18.7 in the first three months of 1997. This increase was a result of repayments of long-term debt. As a result of strong cash flow from operations, the Company paid $90 of its outstanding revolving credit facility in addition to $22.5 of scheduled repayments on the Lauralco project financing. At March 31, 1998, the Company's total debt to capital ratio was 34.8 percent, down from 38.2 percent at December 31, 1997.

Proposed Merger with Aluminum Company of America

On March 8, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Aluminum Company of America ("Alcoa") and AMX Acquisition Corp., a wholly owned subsidiary of Alcoa ("Purchaser"), which provides for the acquisition of the Company by Alcoa in a two-step transaction. On March 13, 1998, pursuant to the Merger Agreement, Purchaser commenced a tender offer (the "Offer") to purchase up to 27,000,000 shares of common stock of the Company ("Common Stock") at a price of $50.00 per share, net to the seller in cash. The Offer, which was originally scheduled to expire on April 9, 1998 and was subsequently extended until May 7, 1998, has been extended until June 5, 1998.

The Merger Agreement also provides that, following the purchase of the shares of Common Stock pursuant to the Offer, the Company will be merged with and into the Purchaser (the "Merger"), which will be the surviving corporation. In the Merger, each issued and outstanding share of Common Stock (other than shares purchased in the Offer or otherwise owned by Alcoa, the Purchaser, the Company, or any of their respective subsidiaries, and dissenting shares) will be converted into, and become exchangeable for, the right to receive: (i) 0.6975 of a share of common stock of Alcoa if the Purchaser purchases at least 27,000,000 shares of Common Stock or such other number of shares which represents an absolute majority of the outstanding shares of Common Stock on a fully diluted basis (except those that are issuable upon exercise of employee or director stock options) on the expiration date of the offer, or (ii) a combination of cash (representing a prorated portion of the cash remaining available from the Offer) and a fraction of a share of Alcoa common stock if the Purchaser purchases fewer shares than such absolute majority.

The Merger is subject to a number of closing conditions, including, among others, the approval of the stockholders of the Company and the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

For additional information concerning the Offer and the Merger, see the Merger Agreement which was filed as an exhibit to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9 dated March 13, 1998, and which is incorporated herein by reference.

Risk Management

The Company utilizes certain financial instruments in connection with its risk management. The risk of loss related to counterparty nonperformance under financial instrument agreements at March 31, 1998 and December 31, 1997 was not significant.

The Company enters into forward fixed price arrangements that are required by certain customers and suppliers. The Company may utilize futures or option contracts to hedge risks associated with forward fixed price arrangements. The Company may also utilize futures or option contracts to manage price risk associated with changes in inventory levels. Gains or losses with respect to these positions are reflected in earnings concurrent with consummation of underlying fixed price transactions. Periodic value fluctuations of the futures contracts approximately offset the value fluctuations of the underlying fixed price transactions. The net amount of such contracts was approximately 328,050 tonnes at March 31, 1998, and included varying maturity dates through 2003. If these contracts had been terminated at March 31, 1998, the Company would have incurred a loss of approximately $25.2. The net amount of such contracts was approximately 313,425 tonnes at December 31, 1997 and included varying maturity dates through 2003. If these contracts had been terminated at December 31, 1997, the Company would have incurred a loss of approximately $20.3.

The Company also may, from time to time, establish a floor selling price for varying quantities of future production. This may be accomplished by entering into forward sales of primary aluminum, purchasing put options, or by entering into forward sales of primary aluminum and purchases of call options, which together provide the same price protection as purchasing put options in a manner which correlates with the Company's production and sales of primary aluminum. This strategy may be modified from time to time. At March 31, 1998, the Company's commitments with respect to these financial instruments covered approximately 203,750 tonnes of future production. The book value and market value of these financial instruments were $4.1 and $26.4, respectively, at March 31, 1998. At December 31, 1997 the Company's commitments with respect to these financial instruments covered approximately 234,450 tonnes of future production. The book value and market value of these financial instruments were $5.4 and $22.5 at December 31, 1997.

Certain of the Company's foreign operating expenditures are denominated in currencies other than the operations' functional currencies, which expose the Company to exchange rate risks. In order to mitigate its exposure to exchange rate risk where these conditions exist, the Company may utilize forward or option contracts on foreign currencies. The gains or losses related to these contracts are deferred and included in the measurement of the related foreign currency denominated transactions. At March 31, 1998, the Company had outstanding $290.2 in such contracts which mature at various dates through July 1999. If these contracts had been terminated at March 31, 1998, the Company would have incurred a gain of approximately $3.6. At December 31, 1997, the Company had outstanding $214.9 in such contracts which mature at various dates through June 1999. If these contracts had been terminated at December 31, 1997, the Company would have incurred a loss of approximately $4.5.

The Company's debt instruments and related interest rate hedges are susceptible to market fluctuations based on changes in the cost of borrowing. At March 31, 1998, the fair value of total debt approximated book value. The Lauralco credit facility, which has a variable interest rate, required the Company to establish facilities to effectively limit the interest rate exposure of the commitment. To meet this requirement, the Company has obtained interest rate swaps with notional amounts totaling $400 through October 26, 2000 and interest rate caps with a notional amount of $150 expiring October 26, 1998. This program is designed to effectively cap interest rate exposure at a maximum of approximately nine percent through October 26, 2000. The effective rate on this debt amounted to 8.7 percent for the three months ended March 31, 1998. The Company would have paid approximately $33.5 or $32.3 to terminate these interest rate agreements at March 31, 1998 or December 31, 1997.

The Company also purchases natural gas for its operations and enters into forward contracts to manage the volatility in prices. At March 31, 1998 and December 31, 1997, none of these contracts was material.

For further information regarding the Company's risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Financial Statements in the Company's 1997 Annual Report on Form 10-K.

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

The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation and the financial viability and participation of the other entities which also sent waste to the site. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs of remediation, their years of operation, and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's probable share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses and that such liability and related costs and expenses should not have a material adverse effect on the financial condition or ongoing results of operations of the Company. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Any expenditures for remediation programs it may be required to undertake, either individually or in the aggregate, are not expected to have a material adverse effect on the financial condition or ongoing results of operations of the Company. The Company's environmental reserves totaled $29.4 at March 31, 1998 and $29.6 at December 31, 1997. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves. Although the Company believes it has coverage for some environmental claims under certain insurance policies, insurance recoveries are not considered in estimating the Company's share of remediation costs at a site unless an insurance carrier has agreed to pay a portion of such costs. Insurance recoveries were not considered in establishing reserves for any of these sites absent an agreement between the carriers and the Company.

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

Impact of the Year 2000 Issue

The "Year 2000 Issue" resulted from the use of two digits rather than four digits to define the applicable year in certain computer programs. With the coming millennium, any of the Company's computer programs that have two digit date-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operation, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Management estimates that the total cost to be incurred in connection with the Year 2000 Issue will range from $10 to $13, and all major systems are expected to be in compliance by December 31, 1998. The cost of the project is being funded through operating cash flows. Approximately one-third of the total cost reflects the redeployment of existing internal information technology resources and should not be incremental costs to the Company.

Management has evaluated the potential impact of the Year 2000 Issue on the Company and the potential exposure of the Company to related problems of its customers and suppliers and believes that it will not have a material effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that such exposures or the costs of remediating any problems associated therewith will not materially affect the Company's future business, financial condition or results of operations.

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information contained in this Quarterly Report on Form 10-Q, including in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Legal Proceedings" in Part II,
Item 1, are forward-looking statements that reflect Management's current plans, objectives and expectations for the future, which are based on prevailing circumstances and information available at this time. Accordingly, such statements and information involve inherent risks and uncertainties, and actual results may differ materially from those discussed therein. Forward-looking statements contained herein include: (i) statements made concerning Management's expectations with respect to the Company's strategic plan for growth and its performance improvement plan (including all statements of targeted performance improvements) and (ii) statements made regarding the Company's current expectations or beliefs with respect to the outcome and impact on the Company's business, financial condition or results of operations of the Year 2000 Issue and pending litigation and other claims, disputes or legal proceedings. Factors that could cause actual results to differ from those discussed in the forward-looking statements include: fluctuations in commodity prices (including prices of aluminum and alumina), changes in competitive conditions, government regulation, aluminum market conditions, changes in labor relations, the outcome of pending litigation and other claims, domestic and international market conditions and general economic conditions. In addition, actual results may differ as a result of other factors not enumerated herein, as well as changes in current circumstances, that are impossible to predict at this time.

Part II.  Other Information

Item 1. Legal Proceedings.

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

On December 11, 1997, the Ninth Circuit Court of Appeals, after hearing oral argument on the plaintiff's appeal of orders, entered by the United States District Court for the Central District of California, granting the Aluminum Association's motion to dismiss for lack of personal jurisdiction and summary judgment in favor of the defendant primary aluminum producers as well as the District Court's order denying the plaintiff's motion for reconsideration, entered an order affirming the decisions of the District Court. The plaintiff, a California bicycle manufacturer, filed a purported class action against the Company and four other primary aluminum producers along with The Aluminum Association, an industry trade association, in March 1996, alleging violations of California's antitrust law (the Cartright Act). See "Legal Proceedings - Other Legal Proceedings - Antitrust Action" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

On October 3, 1997, the various defendants in a patent infringement action, initiated by the Company in August 1995, against Hot Metal Moldings, Inc. and subsequently expanded to include Ormet Primary Aluminum Corporation and certain subsidiaries and affiliates of Buhler International AG, filed counterclaims against the Company alleging violations of Section 1 and 2 of the Sherman Act and Section 4 of the Clayton Act for which they seek injunctive relief and treble damages in an unspecified amount. The Company believes these counterclaims are without merit and intends to vigorously oppose them. Trial of the patent claims is scheduled for June 1998. See "Legal Proceedings - Other Legal Proceedings - Patent Infringement Action" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Following the March 9, 1998 announcement of the proposed acquisition of Alumax by Aluminum Company of America ("Alcoa") and its acquisition subsidiary (the "Purchaser"), five putative class actions on behalf of stockholders of Alumax were filed in the Delaware Court of Chancery against Alumax and certain Alumax directors, four of which also named Alcoa as a defendant. The plaintiffs in those actions allege, among other things, that the director defendants have agreed to an acquisition of Alumax at an inadequate price, that they have failed to provide Alumax's stockholders with all necessary information about the value of Alumax, that they failed to make an informed decision as no market assessment of Alumax's value was obtained and that the acquisition is structured to ensure that stockholders will tender their shares and is coercive. On March 18, 1998, an amended class action complaint was filed in one of the five cases that adds the Purchaser as a defendent and which, in addition to its previous allegations, includes a claim that various governmental filings by Alumax, Alcoa and the Purchaser purportedly failed to disclose certain information necessary for Alumax's stockholders to make an informed decision regarding the tender offer for Alumax's shares. The amended complaint further alleges that the Merger Agreement purportedly creates disabling conflicts of interest by conferring extraordinary benefits on the Company's senior management, that the individual defendants allegedly failed to act in an informed manner and to maximize shareholder value, and that Alcoa allegedly aided and abbetted the breaches of fiduciary duty committed by the individual defendants. Plaintiffs seek to enjoin the acquisition or to rescind it in the event that it is consummated and to cause Alumax to implement a "full and fair auction" for the Company. Plaintiffs also seek compensatory damages in an unspecified amount, costs and disbursements, including attorneys' fees, and such other relief as the Delaware Court of Chancery deems appropriate.

For additional information concerning these putative class actions, see the complaints filed as exhibits to Aluminum Company of America's Tender Offer Statement on Schedule 14D-1 dated March 13, 1998 and the amended complaint filed as an exhibit to Amendment No. 1 to Aluminum Company of America's Tender Offer Statement on Schedule 14D-1/A dated March 20, 1998, which are incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds.

(b) In March 1998, the Company redeemed the rights granted under the Rights Agreement, which was adopted by the Company in February 1996, at a redemption price of $0.01 per right. Prior to the redemption, each outstanding share of the Company's Common Stock represented one right.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number            Description
------            -----------
2.01              Agreement and Plan of Merger, dated as of March 8, 1998, among
                  Aluminum Company of America, AMX Acquisition Corp. and Alumax
                  Inc. (incorporated by reference to Exhibit 99.3 to the
                  Schedule 14D-9 filed by Alumax Inc. on March 13, 1998).

27.01             Financial Data Schedule (for SEC use only).


99.01 Complaint filed by Giannone v. Alumax et al., Court of Chancery of the State of Delaware in and for New Castle
                  County, March 9, 1998 (incorporated by reference to Exhibit
                  (g)(1) to the Schedule 14D-1 filed by Aluminum Company of America on March 13, 1998).

99.02 Complaint filed by Kwalbrun v. Brown et al., Court of Chancery of the State of Delaware in and for New Castle
                  County, March 9, 1998 (incorporated by reference to Exhibit
                  (g)(2) to the Schedule 14D-1 filed by Aluminum Company of America on March 13, 1998).

99.03 Complaint filed by Roncini v. Alumax et al., Court of Chancery of the State of Delaware in and for New Castle County, March
                  9, 1998 (incorporated by reference to Exhibit (g)(3) to the Schedule 14D-1 filed by Aluminum Company of America on March
                  13, 1998).

99.04 Complaint filed by Levine v. Brown et al., Court of Chancery of the State of Delaware in and for New Castle County, March
                  11, 1998 (incorporated by reference to Exhibit (g)(4) to the Schedule 14D-1 filed by Aluminum Company of America on March
                  13, 1998).

99.05 Complaint filed by Kretschmar v. Alumax et al., Court of Chancery of the State of Delaware in and for New Castle
                  County, March 12, 1998 (incorporated by reference to Exhibit
                  (g)(5) to the Schedule 14D-1 filed by Aluminum Company of America on March 13, 1998).

99.06 Amended Class Action Complaint filed as of right pursuant to Rule 15(a) in Kwalbrun v. Brown, et al., Court of Chancery of the State of Delaware in and for New Castle County, March 18,
                  1998 (incorporated by reference to Exhibit (g)(2)(i) to the Schedule 14D-1/A filed by Aluminum Company of America on March
                  20, 1998).

(b) Reports on Form 8-K

During the quarter ended March 31, 1998, the Company filed Current Reports on Form 8-K on March 10, 1998 and March 13, 1998 and an amendment to Current Report on Form 8-K/A on March 16, 1998. The Report filed on March 10 disclosed the execution of the Agreement and Plan of Merger with Aluminum Company of America and AMX Acquisition Corp., while the Report filed on March 13 and amended on March 16 disclosed the redemption of the rights granted under the Rights Agreement adopted by the Company in February 1996.

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


                                  Alumax Inc.



                                  By  /s/ Helen M. Feeney
                                      ---------------------------------------
                                      Helen M. Feeney
                                      Vice President and Corporate Secretary




                                  By  /s/ Kevin J. Krakora
                                      ---------------------------------------
                                      Kevin J. Krakora
                                      Vice President and Controller


Date:  May 15, 1998

                                  EXHIBIT INDEX


Exhibit
Number              Description
------              -----------

2.01 Agreement and Plan of Merger, dated as of March 8, 1998, among Aluminum Company of America, AMX Acquisition Corp. and
                    Alumax Inc. (incorporated by reference to Exhibit 99.3 to the Schedule 14D-9 filed by Alumax Inc. on March 13, 1998).

27.01               Financial Data Schedule (for SEC use only).

99.01 Complaint filed by Giannone v. Alumax et al., Court of Chancery of the State of Delaware in and for New Castle
                    County, March 9, 1998 (incorporated by reference to Exhibit
                    (g)(1) to the Schedule 14D-1 filed by Aluminum Company of America on March 13, 1998).

99.02 Complaint filed by Kwalbrun v. Brown et al., Court of Chancery of the State of Delaware in and for New Castle
                    County, March 9, 1998 (incorporated by reference to Exhibit
                    (g)(2) to the Schedule 14D-1 filed by Aluminum Company of America on March 13, 1998).

99.03 Complaint filed by Roncini v. Alumax et al., Court of Chancery of the State of Delaware in and for New Castle
                    County, March 9, 1998 (incorporated by reference to Exhibit
                    (g)(3) to the Schedule 14D-1 filed by Aluminum Company of America on March 13, 1998).

99.04 Complaint filed by Levine v. Brown et al., Court of Chancery of the State of Delaware in and for New Castle
                    County, March 11, 1998 (incorporated by reference to Exhibit
                    (g)(4) to the Schedule 14D-1 filed by Aluminum Company of America on March 13, 1998).

99.05 Complaint filed by Kretschmar v. Alumax et al., Court of Chancery of the State of Delaware in and for New Castle
                    County, March 12, 1998 (incorporated by reference to Exhibit
                    (g)(5) to the Schedule 14D-1 filed by Aluminum Company of America on March 13, 1998).

99.06 Amended Class Action Complaint filed as of right pursuant to Rule 15(a) in Kwalbrun v. Brown, et al., Court of Chancery of the State of Delaware in and for New Castle County, March
                    18, 1998 (incorporated by reference to Exhibit (g)(2)(i) to the Schedule 14D-1/A filed by Aluminum Company of America on March 20, 1998).