Form 10-K405/A
period 1997-12-31
ALUMAX INC
filed 1998-06-26
CIK 912600

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                            ------------------------

                                AMENDMENT NO. 3

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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes   X      No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     As of June 16, 1998, 53,920,420 shares of the common stock of the registrant were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $2,537,629,766 as determined by the June 16, 1998 closing price of $47.0625 for one share of common stock on the New York Stock Exchange.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors of Alumax

     Set forth below is certain information concerning the current Directors of the Company.

                                       AGE AT
NAME OF DIRECTOR                       6/16/98                    BUSINESS EXPERIENCE
----------------                       -------                    -------------------
L. Don Brown.........................    52       Mr. Brown has been Senior Vice President,
                                                    Operations/ Technology of Coors Brewing Company
                                                    since August 1996. For more than five years prior
                                                    thereto, he held various executive and senior
                                                    operations positions within the Kraft Foods
                                                    organization, most recently serving as Senior
                                                    Vice President, Manufacturing and Engineering.
                                                    Mr. Brown has been a Director of the Company
                                                    since 1994.
James C. Huntington, Jr. ............    70       Mr. Huntington has been an independent businessman
                                                    for more than five years. He is also a director of
                                                    Dravo Corporation and Westinghouse Air Brake
                                                    Company. Mr. Huntington has been a Director of
                                                    the Company since 1993.
W. Loeber Landau.....................    66       Mr. Landau has been a partner of Sullivan &
                                                    Cromwell for more than five years. He has been a
                                                    Director of the Company since 1993.
Allen Born...........................    64       Mr. Born has been a Director of the Company since
                                                    1985 and Chairman of the Board since April 1993.
                                                    He served as Chairman and Chief Executive Officer
                                                    of Alumax from November 1993 to June 16, 1998. He
                                                    was also Co-Chairman of Cyprus Amax Minerals
                                                    Company from November 1993 to November 1995 and
                                                    Vice Chairman of that company from November 1995
                                                    to May 1996. For more than five years prior to
                                                    November 1993, he had been Chief Executive
                                                    Officer of AMAX Inc. ("Amax") and also served as
                                                    Chairman of that company from June 1988 to
                                                    November 1993. Mr. Born is also a director of
                                                    Amax Gold Inc., AK Steel Holding Corporation,
                                                    Cyprus Amax Minerals Company and Inmet Mining
                                                    Corporation.
Paul W. MacAvoy......................    63       Mr. MacAvoy has been Williams Brothers Professor of
                                                    Management Studies at the Yale School of
                                                    Management since January 1991 and served as Dean
                                                    of such institution from July 1992 to July 1994.
                                                    He is also a director of Lafarge Corporation. Mr.
                                                    MacAvoy has been a Director of the Company since
                                                    1993.
Anne Wexler..........................    68       Ms. Wexler has been Chairman and Chief Executive
                                                    Officer of The Wexler Group for more than five
                                                    years. She is also a director of Comcast
                                                    Corporation, the Dreyfus Index Funds, the Dreyfus
                                                    Mutual Funds, NOVA Corporation, Wilshire Asset
                                                    Management, the New England Electric System and
                                                    Wilshire Target Funds, Inc. Ms. Wexler has been a
                                                    Director of the Company since 1994.

                                       AGE AT
NAME OF DIRECTOR                       6/16/98                    BUSINESS EXPERIENCE
----------------                       -------                    -------------------
Harold Brown.........................    70       Mr. Brown has been Counselor to the Center for
                                                    Strategic and International Studies since July 1992
                                                    and a partner of Warburg, Pincus & Co. since May
                                                    1990. He is also a director of Cummins Engine
                                                    Company, Inc., Evergreen Holdings, Inc.,
                                                    International Business Machines Corporation,
                                                    Mattel Inc., and Philip Morris Companies Inc. Mr.
                                                    Brown has been a Director of the Company since
                                                    1993.
Peter J. Powers......................    54       Mr. Powers has been Chairman of High View Capital
                                                    Corporation since September 1996. He was First
                                                    Deputy Mayor of New York City from January 1994
                                                    to August 1996. Prior to January 1994, Mr. Powers
                                                    was engaged in the private practice of law. He is
                                                    also a director of Alliance Capital Technology
                                                    Fund, the Nile Growth Fund and Middle East
                                                    Opportunity Fund. Mr. Powers has been a Director
                                                    of the Company since March 1998.
Pierre Des Marais II.................    64       Mr. Des Marais has been President and Chief
                                                    Executive Officer of Unimedia Inc. for more than
                                                    five years. He is also a director of Hollinger
                                                    Inc., Imperial Oil Limited, Ouimet-Cordon Bleu
                                                    Inc., Rothman's Inc., St. Lawrence Cement Inc.
                                                    and Suzy Shier Limited. Mr. Des Marais has been a
                                                    Director of the Company since 1993.
J. Dennis Bonney.....................    67       Mr. Bonney was, for more than five years prior to his
                                                    retirement in December 1995, a Vice Chairman
                                                    of Chevron Corporation. He is also a director
                                                    of United Meridian Corporation, Aeronovel USA,
                                                    Inc. and Chicago Bridge and Iron, N.V. Mr. Bonney
                                                    has been a Director of the Company since 1996.
George E. Bergeron...................    56      Mr. Bergeron has been an Executive Vice President of
                                                    Aluminum Company of America ("Alcoa") since January
                                                    1998 and is responsible for corporate growth
                                                    initiatives for such company. Prior thereto, he had
                                                    been President of Alcoa's Rigid Packaging Division
                                                    since 1991.
Michael Coleman......................    47      Mr. Coleman has been a Vice President of Alcoa and
                                                    President of its Rigid Packaging Division since
                                                    January 1998. Prior thereto, he had been President of
                                                    North Star Steel ("North Star") from 1996 through 1997,
                                                    Executive Vice President-Operations of North Star from
                                                    1994 to 1996 and Vice President-Operations from 1993 to 1994.
Richard L. Fischer...................    61      Mr. Fischer has been Executive Vice President-Chairman's
                                                    Counsel of Alcoa for more than five years.
L. Patrick Hassey....................    52      Mr. Hassey has been a Vice President of Alcoa for more
                                                    than five years and President-Alcoa Europe from
                                                    November 1997. Prior thereto, he had been President
                                                    of Alcoa's Aerospace/Commercial Rolled Products
                                                    business unit for more than five years.
Patricia L. Higgins..................    48      Ms. Higgins has been Vice President and Chief Information
                                                    Officer of Alcoa since January 1997. Prior thereto, she
                                                    had been President of the Communications Market Sector
                                                    Group of Unisys Corporation from 1995 and Group Vice
                                                    President, Manhattan Market Area, of Nynex Corporation
                                                    from 1991. Ms. Higgins is also a director of The Williams
                                                    Companies, Inc. and Fleet Bank, N.A.
Richard B. Kelson....................    51      Mr. Kelson has been Executive Vice President and Chief Financial
                                                    Officer of Alcoa since May 1997. Prior thereto, he had been
                                                    Executive Vice President and General Counsel of Alcoa since
                                                    May 1994 and Senior Vice President-Environment, Health and
                                                    Safety from 1991.
Frank L. Lederman....................    48      Dr. Lederman has been a Vice President of Alcoa since May 1995 and Chief Technical Officer since December 1995. Prior to
                                                    May 1995, he had been Senior Vice President and Chief Technical
                                                    Officer of Noranda, Inc., a company he joined in 1988.
G. John Pizzey.......................    52      Mr. Pizzey has been a Vice President of Alcoa since 1996 and
                                                    President-Alcoa World Alumina since November 1997. Prior thereto, he had been President of the Primary Metals Division of Alcoa from 1995, President of Alcoa's Bauxite and Alumina Division from 1994 and Executive Director - Victoria Operations for Alcoa
                                                    of Australia and Managing Director of Portland Smelter Services
                                                    from 1986.
Lawrence R. Purtell..................    51      Mr. Purtell has been Executive Vice President-Environment, Health and
                                                    Safety and General Counsel of Alcoa since November 1997. Prior thereto, he had been Senior Vice President, General Counsel and
                                                    Secretary of Koch Industries, Inc. from 1996 and Senior Vice President,
                                                    General Counsel and Secretary of McDermott International, Inc. from
                                                    1993 to 1996.
Robert F. Slagle.....................    57      Mr. Slagle has been Executive Vice President-Human Resources and
                                                    Communications of Alcoa since November 1997. Prior thereto, he had been a Vice President of Alcoa for more than five years, President of Alcoa World Alumina from 1996 and Managing Director-Alcoa of
                                                    Australia Limited from 1991.
G. Keith Turnbull....................    62      Mr. Turnbull has been Executive Vice President-Alcoa Business System since
                                                    January 1997. Prior thereto, he had been Executive Vice President-
                                                    Strategic Analysis/Planning and Information of Alcoa since 1991.

     The Board of Directors is divided into three classes with the term of one class expiring at each annual meeting of stockholders. The terms of office of Messrs. Bergeron, L. Don Brown, Huntington, Kelson, Landau, Pizzey, Powers and Purtell will expire at the Company's annual meeting of stockholders to be held in 1998, the terms of office of Messrs. Born, Coleman, Fischer, Hassey and MacAvoy and of Ms. Higgins and Ms. Wexler will expire at the Company's annual meeting of stockholders to be held in 1999 and the terms of office of Messrs. Bonney, Harold Brown, Des Marais, Lederman, Slagle and Turnbull will expire at the Company's annual meeting of stockholders to be held in 2000.

  Executive Officers of Alumax

     As of June 16, 1998, the names, offices with the Company, ages and years of service as an officer of all Executive Officers of the Company were as follows:

                                                                                                  Years as
          Name                           Office                                     Age           Officer
          ----                           ------                                     ---          ---------
George E. Bergeron         President, Chief Executive Office and Director            56            --
Allen Born                 Chairman of the Board                                     64             4
Jay M. Linard              Senior Vice President and Group Executive                 52             1
Robert P. Wolf             Senior Vice President and General Counsel                 54             8
Michael T. Vollkommer      Vice President and Chief Financial Officer                40             4
Christian A. Carrington    Vice President, Strategic Planning and Corporate
                             Development                                             48            --
Helen M. Feeney            Vice President and Corporate Secretary                    57             4
Philip Gaetano             Vice President, Human Resources and Administration        38            --
Eugene R. Greenberg        Vice President                                            59             1
Kevin J. Krakora           Vice President and Controller                             42            --
Thomas L. Gleason          Treasurer                                                 46             1

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

     The principal occupations and positions for the past five years of each of the Executive Officers of the Company are as follows:

     MR. BERGERON has been President, Chief Executive Officer and a Director of the Company since June 16, 1998. He has also been an Executive Vice President of Alcoa since January 1998 and is responsible for corporate growth initiatives for such company. Prior to January 1998, he had been President of Alcoa's Rigid Packaging Division since 1991.

     MR. BORN has been a Director of the Company since 1985 and Chairman of the Board since April 1993. He served as Chairman and Chief Executive Officer of Alumax from November 1993 to June 16, 1998. For more than five years prior to November 1993, he had been Chief Executive Officer of Amax and also served as Chairman of that company from June 1988 to November 1993. Mr. Born was also Co-Chairman of Cyprus Amax Minerals Company from November 1993 to November 1995 and Vice Chairman of that company from November 1995 to May 1996.

     MR. LINARD has been a Senior Vice President of Alumax since September 1997, after having been a Vice President since December 1996. He was designated Group Executive for the Company's semi-fabricated businesses in December 1997. Mr. Linard has also been President of Alumax Extrusions, Inc., a wholly owned subsidiary of the Company, for more than five years.

     MR. WOLF has been Senior Vice President and General Counsel of Alumax since March 1997, after having been Vice President and General Counsel for more than five years. He also served as Secretary of Alumax from November 1989 to November 1993.

     MR. VOLLKOMMER has been Vice President and Chief Financial Officer of Alumax since December 1997, after having been Vice President, Strategic Planning and Corporate Development since June 1997. Prior thereto, he had been a Vice President of Alumax since December 1995 and Controller since February 1994. Prior to joining the Company in January 1994, Mr. Vollkommer served as Director of Accounting at Amax from December 1992.

     MR. CARRINGTON has been Vice President, Strategic Planning and Corporate Development since January 1998. Prior thereto, he developed and managed the Latin American corporate finance advisory practices at both Ernst & Young and Coopers & Lybrand for more than five years.

     MRS. FEENEY has been Vice President and Corporate Secretary of Alumax since November 1993. For more than five years prior thereto, she had been Corporate Secretary of Amax.

     MR. GAETANO has been Vice President, Human Resources and Administration since January 1998. Prior thereto, he held various executive and senior managerial positions in the human resources field at Marcam Corporation from March 1996 to March 1997, Fisher Scientific International from January 1995 to February 1996, GE Capital Corporation from July 1994 to December 1994 and Dun & Bradstreet Corporation from May 1993 to June 1994.

     MR. GREENBERG has been a Vice President of Alumax since December 1996 and President of Alumax Materials Management, Inc., a wholly owned subsidiary of the Company, since September 1996. Before joining Alumax in February 1996, Mr. Greenberg was Vice President -- Materials of Commonwealth Aluminum Company from 1991.

     MR. KRAKORA has been Vice President and Controller of Alumax since June 1997, after having been Vice President, Finance of Kawneer Company, Inc., a wholly owned subsidiary of the Company, from 1994. Prior thereto, he served four years as the Director of Finance and later Vice President and Controller for Liebert Customer Service and Support, a division of Emerson Electric Co.

     MR. GLEASON has been Treasurer of the Company since November 1996. For more than five years prior thereto, he held various executive and managerial positions with Royal Bank of Canada, most recently serving as Vice President of Corporate Banking for the Eastern region of the United States.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and Executive Officers and the beneficial owners of more than ten percent of the Company's common stock, par value $0.01 per share (the "Common Stock"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Because of the complexity of the reporting rules, the Company has assumed responsibility for preparing and filing all reports required to be filed under Section 16(a) by the Directors and Executive Officers. The Company believes that during the last fiscal year it complied with all Section 16 filing requirements applicable to its Directors and Executive Officers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 1998.

                                          Alumax Inc.

                                          By       /s/ HELEN M. FEENEY
                                            ------------------------------------
                                                      HELEN M. FEENEY
                                                Vice President and Secretary