Form 10-K405/A
period 1997-12-31
ALUMAX INC
filed 1998-06-30
CIK 912600

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                            ------------------------

                                AMENDMENT NO. 4

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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes   X      No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     As of June 16, 1998, 53,920,420 shares of the common stock of the registrant were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $1,241,528,516 as determined by the June 16, 1998 closing price of $47.0625 for one share of common stock on the New York Stock Exchange.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors of Alumax

     Set forth below is certain information concerning the current Directors of the Company.


                                       AGE AT
NAME OF DIRECTOR                       6/16/98                    BUSINESS EXPERIENCE
----------------                       -------                    -------------------
L. Don Brown.........................    52       Mr. Brown has been Senior Vice President,
                                                    Operations/ Technology of Coors Brewing Company
                                                    since August 1996. For more than five years prior
                                                    thereto, he held various executive and senior
                                                    operations positions within the Kraft Foods
                                                    organization, most recently serving as Senior
                                                    Vice President, Manufacturing and Engineering.
                                                    Mr. Brown has been a Director of the Company
                                                    since 1994.
James C. Huntington, Jr. ............    70       Mr. Huntington has been an independent businessman
                                                    for more than five years. He is also a director of
                                                    Dravo Corporation and Westinghouse Air Brake
                                                    Company. Mr. Huntington has been a Director of
                                                    the Company since 1993.
W. Loeber Landau.....................    66       Mr. Landau has been a partner of Sullivan &
                                                    Cromwell for more than five years. He has been
                                                    a Director of the Company since 1993.
Allen Born...........................    64       Mr. Born has been a Director of the Company since
                                                    1985 and Chairman of the Board since April 1993.
                                                    He served as Chairman and Chief Executive Officer
                                                    of Alumax from November 1993 to June 16, 1998. He
                                                    was also Co-Chairman of Cyprus Amax Minerals
                                                    Company from November 1993 to November 1995 and
                                                    Vice Chairman of that company from November 1995
                                                    to May 1996. For more than five years prior to
                                                    November 1993, he had been Chief Executive
                                                    Officer of AMAX Inc. ("Amax") and also served as
                                                    Chairman of that company from June 1988 to
                                                    November 1993. Mr. Born is also a director of
                                                    Amax Gold Inc., AK Steel Holding Corporation,
                                                    Cyprus Amax Minerals Company and Inmet Mining
                                                    Corporation.
Paul W. MacAvoy......................    63       Mr. MacAvoy has been Williams Brothers Professor of
                                                    Management Studies at the Yale School of
                                                    Management since January 1991 and served as Dean
                                                    of such institution from July 1992 to July 1994.
                                                    He is also a director of Lafarge Corporation. Mr.
                                                    MacAvoy has been a Director of the Company since
                                                    1993.
Anne Wexler..........................    68       Ms. Wexler has been Chairman and Chief Executive
                                                    Officer of The Wexler Group (a government relations
                                                    and public affairs firm) for more than five years.
                                                    She is also a director of Comcast Corporation, the
                                                    Dreyfus Index Funds, the Dreyfus Mutual Funds, NOVA
                                                    Corporation, Wilshire Asset Management, the New
                                                    England Electric System and Wilshire Target Funds, Inc.
                                                    Ms. Wexler has been a Director of the Company since 1994.

                                       AGE AT
NAME OF DIRECTOR                       6/16/98                    BUSINESS EXPERIENCE
----------------                       -------                    -------------------
Harold Brown.........................    70       Mr. Brown has been Counselor to the Center for
                                                    Strategic and International Studies since July 1992
                                                    and a partner of Warburg, Pincus & Co. since May 1990.
                                                    He is also a director of Cummins Engine Company, Inc.,
                                                    Evergreen Holdings, Inc., International Business
                                                    Machines Corporation, Mattel Inc., and Philip Morris
                                                    Companies Inc. Mr. Brown has been a Director of the
                                                    Company since 1993.
Peter J. Powers......................    54       Mr. Powers has been Chairman of High View Capital
                                                    Corporation 1996. He was First Deputy Mayor of
                                                    New York City from January 1994 to August 1996.
                                                    Prior to January 1994, Mr. Powers was engaged in the
                                                    private practice of law. He is also a director of
                                                    Alliance Capital Technology Fund, the Nile Growth
                                                    Fund and Middle East Opportunity Fund. Mr. Powers has been a Director of the Company since March 1998.
Pierre Des Marais II.................    64       Mr. Des Marais has been President and Chief
                                                    Executive Officer of Unimedia Inc. (editors and
                                                    publishers) for more than five years. He is also a
                                                    director of Hollinger Inc., Imperial Oil Limited,
                                                    Ouimet-Cordon Bleu Inc., Rothman's Inc., St. Lawrence
                                                    Cement Inc. and Suzy Shier Limited. Mr. Des Marais
                                                    has been a Director of the Company since 1993.
J. Dennis Bonney.....................    67       Mr. Bonney was, for more than five years prior to his
                                                    retirement in December 1995, a Vice Chairman
                                                    of Chevron Corporation. He is also a director
                                                    of United Meridian Corporation, Aeronovel USA,
                                                    Inc. and Chicago Bridge and Iron, N.V. Mr. Bonney
                                                    has been a Director of the Company since 1996.
George E. Bergeron...................    56      Mr. Bergeron has been an Executive Vice President of
                                                    Aluminum Company of America ("Alcoa") since January
                                                    1998 and is responsible for corporate growth
                                                    initiatives for such company. Prior thereto, he had
                                                    been President of Alcoa's Rigid Packaging Division
                                                    since 1991.
Michael Coleman......................    47      Mr. Coleman has been a Vice President of Alcoa and
                                                    President of its Rigid Packaging Division since
                                                    January 1998. Prior thereto, he had been President of
                                                    North Star Steel ("North Star") from 1996 through 1997,
                                                    Executive Vice President-Operations of North Star from
                                                    1994 to 1996 and Vice President-Operations from 1993 to 1994.
Richard L. Fischer...................    61      Mr. Fischer has been Executive Vice President-Chairman's
                                                    Counsel of Alcoa for more than five years.
L. Patrick Hassey....................    52      Mr. Hassey has been a Vice President of Alcoa for more
                                                    than five years and President-Alcoa Europe from
                                                    November 1997. Prior thereto, he had been President
                                                    of Alcoa's Aerospace/Commercial Rolled Products
                                                    business unit for more than five years.
Patricia L. Higgins..................    48      Ms. Higgins has been Vice President and Chief Information
                                                    Officer of Alcoa since January 1997. Prior thereto, she
                                                    had been President of the Communications Market Sector
                                                    Group of Unisys Corporation from 1995 and Group Vice
                                                    President, Manhattan Market Area, of Nynex Corporation
                                                    from 1991. Ms. Higgins is also a director of The Williams
                                                    Companies, Inc. and Fleet Bank, N.A.
Richard B. Kelson....................    51      Mr. Kelson has been Executive Vice President and Chief Financial
                                                    Officer of Alcoa since May 1997. Prior thereto, he had been
                                                    Executive Vice President and General Counsel of Alcoa since
                                                    May 1994 and Senior Vice President-Environment, Health and
                                                    Safety from 1991.
Frank L. Lederman....................    48      Dr. Lederman has been a Vice President of Alcoa since May 1995 and Chief Technical Officer since December 1995. Prior to
                                                    May 1995, he had been Senior Vice President and Chief Technical
                                                    Officer of Noranda, Inc., a company he joined in 1988.
G. John Pizzey.......................    52      Mr. Pizzey has been a Vice President of Alcoa since 1996 and
                                                    President-Alcoa World Alumina since November 1997. Prior thereto, he had been President of the Primary Metals Division of Alcoa from 1995, President of Alcoa's Bauxite and Alumina Division from 1994 and Executive Director - Victoria Operations for Alcoa
                                                    of Australia and Managing Director of Portland Smelter Services
                                                    from 1986.
Lawrence R. Purtell..................    51      Mr. Purtell has been Executive Vice President-Environment, Health and
                                                    Safety and General Counsel of Alcoa since November 1997. Prior thereto, he had been Senior Vice President, General Counsel and
                                                    Secretary of Koch Industries, Inc. from 1996 and Senior Vice President,
                                                    General Counsel and Secretary of McDermott International, Inc. from
                                                    1993 to 1996.
Robert F. Slagle.....................    57      Mr. Slagle has been Executive Vice President-Human Resources and
                                                    Communications of Alcoa since November 1997. Prior thereto, he had been a Vice President of Alcoa for more than five years, President of Alcoa World Alumina from 1996 and Managing Director-Alcoa of
                                                    Australia Limited from 1991.
G. Keith Turnbull....................    62      Mr. Turnbull has been Executive Vice President-Alcoa Business System since
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


     MR. GAETANO has been Vice President, Human Resources and Administration since January 1998. Prior thereto, he held various executive and senior managerial positions in the human resources field at Marcam Corporation (an applications software and services company) from March 1996 to March 1997, Fisher Scientific International (a manufacturer and distributor of scientific instruments and apparatuses) from January 1995 to February 1996, GE Capital Corporation from July 1994 to December 1994, Dun & Bradstreet Corporation from May 1993 to June 1994 and Kentucky Fried Chicken Corp. from 1990 to April 1993. He was between positions from March 1997 to January 1998.


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 1998.

                                          Alumax Inc.

                                          By       /s/ HELEN M. FEENEY
                                            ------------------------------------
                                                      HELEN M. FEENEY
                                                Vice President and Secretary